Form 10-K
period 2005-12-31
CSFB Mortgage-Backed Pass-Through Certificates, Series 2005-3
filed 2006-03-30
CIK 1323004

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2005

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-120966-11


        Credit Suisse First Boston Mortgage Securities Corporation Mortgage-Backed P/T Certificates
        Series 2005-3

     (Exact name of registrant as specified in its charter)


  New York                                          54-2169446
  (State or other jurisdiction of                   54-2169447
  incorporation or organization)                    54-2169448
                                                    54-2169449
                                                    54-2169450
                                                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See Definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):


  Large Accelerated Filer ___  Accelerated Filer ___  Non-Accelerated Filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Not applicable.


  Item 1A.  Risk Factors.

            Not applicable.


  Item 1B.  Unresolved Staff Comments.

            Not applicable.


  Item 2.  Properties.

            Not applicable.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.



                                PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2005, the total number of holders of record for the Series of Certificates is 65.


  Item 6.  Selected Financial Data.

            Not applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not applicable.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.
            Not applicable.


  Item 9B. Other Information.

            None.



                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.




                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Report of Independent Registered Public Accounting Firm concerning servicing activities.


      a) Bank of America, N.A., as Servicer <F1>
      b) Cenlar FSB, as Servicer <F1>
      c) Chase Home Finance LLC, as Servicer <F1>
      d) Countrywide Home Loans Inc., as Servicer <F1>
      e) Fifth Third Mortgage Company, as Servicer <F1>
      f) GMAC Mortgage Corp, as Servicer <F1>
      g) Greenpoint Mortgage Funding, Inc., as Servicer <F1>
      h) HSBC Bank, USA, as Servicer <F1>
      i) National City Mortgage Co, as Servicer <F1>
      j) Select Portfolio Servicing, as Servicer <F1>
      k) Wachovia Mortgage Corporation, as Servicer <F1>
      l) Washington Mutual Bank, as Servicer <F1>
      m) Washington Mutual Mtg Sec Corp, as Servicer <F1>
      n) Wells Fargo Bank, N.A., as Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) Bank of America, N.A., as Servicer <F1>
      b) Cenlar FSB, as Servicer <F1>
      c) Chase Home Finance LLC, as Servicer <F1>
      d) Countrywide Home Loans Inc., as Servicer <F1>
      e) Fifth Third Mortgage Company, as Servicer <F1>
      f) GMAC Mortgage Corp, as Servicer <F1>
      g) Greenpoint Mortgage Funding, Inc., as Servicer <F1>
      h) HSBC Bank, USA, as Servicer <F1>
      i) National City Mortgage Co, as Servicer <F1>
      j) Select Portfolio Servicing, as Servicer <F1>
      k) Wachovia Mortgage Corporation, as Servicer <F1>
      l) Washington Mutual Bank, as Servicer <F1>
      m) Washington Mutual Mtg Sec Corp, as Servicer <F1>
      n) Wells Fargo Bank, N.A., as Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) Bank of America, N.A., as Servicer <F1>
      b) Cenlar FSB, as Servicer <F1>
      c) Chase Home Finance LLC, as Servicer <F1>
      d) Countrywide Home Loans Inc., as Servicer <F1>
      e) Fifth Third Mortgage Company, as Servicer <F1>
      f) GMAC Mortgage Corp, as Servicer <F1>
      g) Greenpoint Mortgage Funding, Inc., as Servicer <F1>
      h) HSBC Bank, USA, as Servicer <F1>
      i) National City Mortgage Co, as Servicer <F1>
      j) Select Portfolio Servicing, as Servicer <F1>
      k) Wachovia Mortgage Corporation, as Servicer <F1>
      l) Washington Mutual Bank, as Servicer <F1>
      m) Washington Mutual Mtg Sec Corp, as Servicer <F1>
      n) Wells Fargo Bank, N.A., as Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Credit Suisse First Boston Mortgage Securities Corporation
    Mortgage-Backed P/T Certificates
    Series 2005-3
    (Registrant)


  Signed: Credit Suisse First Boston Mortgage Securities Corp. as Depositor

  By:     Bruce Kaiserman, Vice President

  By: /s/ Bruce Kaiserman, Vice President

  Dated:  March 30, 2006




  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  Re:   Credit Suisse First Boston Mortgage Securities Corp.,
        CSFB Mortgage-Backed Certificates, Series 2005-3

  I, Bruce Kaiserman, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution and servicing reports filed in respect of periods included in the year covered by this annual report, of CSFB Mortgage-Backed Trust Series 2005-3 (the "Trust");

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution information required to be prepared by the Trust Administrator based upon the servicing information required to be provided by each Servicer and the Master Servicer under the Pooling and Servicing Agreement is included in these reports;

  4. Based on my knowledge and upon the annual compliance statements included in the report and required to be delivered to the Trust Administrator in accordance with the terms of the Pooling and Servicing Agreement and based upon the review required under the Pooling and Servicing Agreement, and except as disclosed in the report, each Servicer and the Master Servicer has fulfilled its obligations under the Pooling and Servicing Agreement; and

  5. The reports disclose all significant deficiencies relating to each Servicer's and the Master Servicer's compliance with the minimum servicing standards based, in each case, upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard as set forth in the Pooling and Servicing Agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on the information provided to me by the following unaffiliated parties: Bank of America, N.A., as Servicer, Cenlar FSB, as Servicer, Chase Home Finance LLC, as Servicer, Countrywide Home Loans Inc., as Servicer, Fifth Third Mortgage Company, as Servicer, GMAC Mortgage Corp, as Servicer, Greenpoint Mortgage Funding, Inc., as Servicer, HSBC Bank, USA, as Servicer, National City Mortgage Co, as Servicer, Wachovia Mortgage Corporation, as
     Servicer, Washington Mutual Bank, as Servicer, Washington Mutual Mtg
     Sec Corp, as Servicer, Wells Fargo Bank, N.A., as Servicer, and Wells Fargo Bank, N.A., as Trust Administrator.

     Capitalized terms used but not defined herein have the meanings ascribed to them in the Pooling and Servicing Agreement, dated March 1, 2005 (the "Pooling and Servicing Agreement"), The Trust Fund was created pursuant to a Pooling and Servicing Agreement dated as of the Cut-off Date specified above (the "Agreement") among the Depositor, DLJ Mortgage Capital, Inc., as a seller (in such capacity, a "Seller"), Bank of America, National Association, as a servicer (in such capacity, a "Servicer"), Wells Fargo Bank, N.A., as a servicer (in such capacity, a "Servicer"), as master servicer (in such capacity, the "Master Servicer") and as trust administrator (in such capacity, the "Trust Administrator"), Washington Mutual Mortgage Securities Corp., as a servicer (in such capacity, a "Servicer"), GreenPoint Mortgage Funding, Inc., as a seller (in such capacity, a "Seller") and as a servicer (in such capacity, a "Servicer"), Select Portfolio Servicing, Inc., as a servicer (in such capacity, a "Servicer") and as special servicer (in such capacity, the "Special Servicer") and U.S. Bank National Association, as trustee (the "Trustee").



     Date:  March 30, 2006

     /s/ Bruce Kaiserman
     Signature

     Vice President
     Title

EX-99.1 (a)
(logo) PRICEWATERHOUSECOOPERS


PricewaterhouseCoopers LLP
214 N. Tryon Street
Ste 3600
Charlotte NC 28202
Telephone (704) 344 7500
Facsimile (704) 344 4100

Report of Independent Registered Public Accounting Firm


To the Board of Directors and Shareholder of Bank of America, N.A.:


We have examined management's assertion concerning the mortgage division of Bank of America, N.A.'s (the "Company"), compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2005 included in the accompanying Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards (see Exhibit 1). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly included examining on a test basis evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP

March 17, 2006


(page)


Exhibit 1


(logo) Bank of America


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 17, 2006


As of and for the year ended December 31, 2005, Bank of America, N.A. (the "Company"), has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $270,000,000 and $110,000,000, respectively.


/s/ Floyd. S. Robinson
Floyd S. Robinson
Senior Vice President
President Consumer Real Estate
Bank of America, N.A.


/s/ H. Randall Chestnut
H. Randall Chestnut
Senior Vice President
Bank of America, N.A.


/s/ Mike Kula
Mike Kula
Senior Vice President
Finance Executive
Bank of America, N.A.


/s/ Robert Caruso
Robert Caruso
Senior Vice President
National Servicing Executive
Bank of America, N.A.


/s/ J. Mark Hanson
J. Mark Hanson
Senior Vice President
Bank of America, N.A.



(logo) USA
2000-2004
US Olymipic Teams





  EX-99.1 (b)
(logo)KPMG

KPMG LLP
New Jersey Headquarters
150 John F. Kennedy Parkway
Short Hills, NJ 07078


Independent Accountants' Report


The Board of Directors
Cenlar FSB:


We have examined management's assertion, included in the accompanying Management Assertion, that Cenlar FSB (a wholly-owned subsidiary of Cenlar Capital Corporation) and subsidiaries (Cenlar) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2005. Management is responsible for Cenlar's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about Cenlar's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Cenlar's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Cenlar's compliance with the minimum servicing standards.

In our opinion, management's assertion that Cenlar complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ KPMG LLP


February 17, 2006



KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.1 (c)
(logo) PRICEWATERHOUSECOOPERS


PricewaterhouseCoopers LLP
PricewaterhouseCoopers Center
300 Madison Avenue
New York NY 10017
Telephone (646) 471 3000
Facsimile (813) 286 6000


Report of Independent Auditors


To the Board of Directors and Stockholder of Chase Home Finance LLC:


We have examined management's assertion about Chase Home Finance LLC's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2005 included in the accompanying management assertion (see Exhibit I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP.


March 13, 2006


(page)


(logo) CHASE


Exhibit I


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 13, 2006


As of and for the year ended December 31, 2005, Chase Home Finance LLC (the "Company") has complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"). These Standards are applicable only to the Company's prime and subprime mortgage portfolios.

As of and for this same period, the Company had in effect fidelity bond and errors and omissions policies in the amounts of $250,000,000 and $25,000,000 respectively.


/s/ Kim Greaves
Kim Greaves
Senior Vice President
Chase Home Finance LLC

/s/ Jim Miller
Jim Miller
Senior Vice President
Chase Home Finance LLC

/s/ Scott Powell
Scott Powell
CEO
Chase Home Finance LLC





  EX-99.1 (d)
(logo)KPMG

KPMG LLP
Suite 2000
355 South Grand Avenue
Los Angeles, CA 90071-1568

Telephone 213 972 4000
Fax       213 622 1217
Internet  www.us.kpmg.com




Independent Accountants' Report


The Board of Directors
Countrywide Financial Corporation:

We have examined management's assertion, included in the accompanying Management Assertion, that Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, (collectively, the "Company") complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2005. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ KPMG LLP


March 3, 2006





KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.1 (e)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of Fifth Third Mortgage Company:

We have examined management's assertion that Fifth Third Mortgage Company (the "Company") has complied as of and for the year ended December 31, 2005, with its established minimum servicing standards for residential mortgage loans described in the accompanying Management's Assertion dated March 9, 2006. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board and accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005, is fairly stated, in all material respects based on the criteria set forth in Appendix I.


/s/ Deloitte & Touche LLP

Cincinnati, Ohio
March 9, 2006



(page)


(logo) Fifth Third Bank


Management's Assertion

As of and for the year ended December 31, 2005, Fifth Third Mortgage Company (the "Company") has complied in all material respects with the Company's established minimum servicing standards for residential mortgage loans set forth in Appendix I (the "Standards"). The Standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond in the amount of $75,000,000 and errors and omissions policy in the amount of $5,000,000.


/s/ Bruce Hrovat
Bruce Hrovat
Senior Vice President

/s/ Charles Maness
Charles Maness
Vice President


March 9, 2006


(page)


APPENDIX I

MINIMUM SERVICING STANDARDS AS SET FORTH IN THE MORTGAGE BANKERS
ASSOCIATION OF AMERICA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR
MORTGAGE BANKERS

I. CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:
   * be mathematically accurate;
   * be prepared within forty-five (45) calendar days after the cutoff date;
   * be reviewed and approved by someone other than the person who prepared the reconciliation; and
   * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively,


(page)


   provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of the mortgagor with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related contract terms and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent contracts including, for example, phone calls, letters and payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.1 (f)
(logo) PRICEWATERHOUSECOOPERS


PricewaterhouseCoopers LLP
PricewaterhouseCoopers Center
300 Madison Avenue
New York NY 10017
Telephone (646) 471 3000
Facsimile (813) 286 6000



Report of Independent Accountants




To the Board of Directors and Stockholder of GMAC Mortgage Corporation:

We have examined management's assertion about GMAC Mortgage Corporation and its subsidiaries (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2005 included in the accompanying management assertion (see Exhibit
I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was performed in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP


March 21, 2006


(page)


Exhibit 1


(logo)GMAC Mortgage



Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 21, 2006



As of and for the year ended December 31, 2005, GMAC Mortgage Corporation and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $350,000,000 and $100,000,000 respectively.



/s/ Jim Hillsman
Jim Hillsman
Chief Operating Officer
GMAC Residential Holding Corp

/s/ Dave Bricker
Dave Bricker
Chief Financial Officer
GMAC Residential Holding Corp

/s/ Tony Renzi
Tony Renzi
Executive Vice President,
National Servicing Administration
GMAC Residential Holding Corp





  EX-99.1 (g)
(logo) KPMG

KPMG LLP
55 Second Street
San Francisco, CA 94105


Independent Accountants' Report


The Board of Directors
North Fork Bancorporation, Inc.:


We have examined management's assertion, included in the accompanying Management Assertion, that GreenPoint Mortgage Funding, Inc., a wholly owned subsidiary of North Fork Bancorporation, Inc., complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2005. Management is responsible for GreenPoint Mortgage Funding, Inc.'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about GreenPoint Mortgage Funding, Inc.'s compliance based on our examination.


Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about GreenPoint Mortgage Funding, Inc.'s compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on GreenPoint Mortgage Funding, Inc.'s compliance with the minimum servicing standards.


Our examination disclosed the following material noncompliance with minimum servicing standards over custodial bank accounts as of and for the year ended December 31, 2005. Certain custodial bank account reconciliations were not prepared and reviewed on a timely basis. In addition, there are certain custodial bank accounts that have reconciling items that have not been resolved within 90 calendar days of their original identification.


In our opinion, except for the material noncompliance described in the third paragraph, GreenPoint Mortgage Funding, Inc. complied, in all material respects, with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005.


/s/ KPMG LLP

February 21, 2006


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.1 (h)
(logo)KPMG


KPMG LLP
Suite 601
12 Fountain Plaza
Buffalo, NY 14202



Independent Accountants' Report


The Board of Directors
HSBC Mortgage Corporation (USA):


We have examined management's assertion, included in the accompanying Management Assertion, that HSBC Mortgage Corporation (USA) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2005. Management is responsible for HSBC Mortgage Corporation (USA)'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about HSBC Mortgage Corporation (USA)'s compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on HSBC Mortgage Corporation (USA)'s compliance with the minimum servicing standards.

In our opinion, management's assertion that HSBC Mortgage Corporation (USA) complied with the aforementioned minimum servicing standards during the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ KPMG LLP

February 27, 2006



KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.1 (i)
(logo) ERNST&YOUNG

*Ernst & Young LLP
 Suite 1300
 925 Euclid Avenue
 Cleveland, OH 44115

*Phone: (216)861-5000
 www.ey.com



Report on Management's Assertion on Compliance with the Specified Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers


Report of Independent Accountants



Board of Directors
National City Mortgage Co.


We have examined management's assertion, included in the accompanying report titled Report of Management, that National City Mortgage Co.(NCM) complied with the minimum servicing standards identified in Exhibit A to the Report of Management (the specific minimum servicing standards) as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers during the year-ended December 31, 2005. Management is responsible for NCM's compliance with the specified minimum servicing standards. Our responsibility is to express an opinion on management's assertions about NCM's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about NCM's compliance with the specified minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on NCM's compliance with specified minimum servicing standards.

In our opinion, management's assertion that NCM complied with the aforementioned specified minimum servicing standards during the year ended December 31, 2005, is fairly stated, in all material respects.


/s/ Ernst & Young LLP


March 1, 2006



A Member Practice of Earnst & Young Global


(page)


Exhibit A

Minimum Servicing Standards


Custodial Bank Accounts

Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall be mathematically accurate, be prepared within forty-five (30) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period, be reviewed and approved by someone other than the person who prepared the reconciliation and document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

Procedure:

The bank reconciliation processors have no reporting or remitting authority or responsibility. They are responsible for reporting reconciling items greater than 90 days to the supervisor. Because of this, the supervisor and manager review all the clearing accounts, any account with reconciling items greater than 90 days, and accounts with an overdrawn balance only.

All of the custodial accounts are reconciled each month, with any outstanding items over 90 days reported to supervision for their review. They are reconciled within 30 days.

After all accounts are reconciled,
* The bank recon log which records the all accounts and the date the reconciliation is completed is given to the Supervisor of the area.
* Any custodial account which has items 90 days outstanding is indicated in red on the log and that month's reconciliation is given with the log to the Supervisor.

The reconciliation log is given to the supervisor who verifies all accounts are reconciled within the time frames. Each clearing account is reviewed by the Supervisor for validity, verifying the reconciliation is complete and accurate, using any system reports if they are applicable. The Supervisor signs off on the bottom of each reconciliation and dates the document.

After all accounts are reviewed and any memos are prepared and signed off, all of the reconciliations and the reconciliation log are then forwarded to the Vice President of Investor Services for a second review and signoff.

All private pool investor (recon 660) and GSE principal and interest custodial account reconciliations are reviewed and signed off on by the supervisor. Also, the manager selects 10 accounts per month at random for review.

Mortgage Payments

Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt. Mortgage payments made in accordance with


(page)


the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

Procedure:

NCM receives mortgage payments from their customers through the following channels: Lockbox, EFT, Over-the-Counter [OTC are payments made at a National City Bank branch], In-House payments [payments received from other departments or directly mailed to NCM], and Electronic Transmissions [payments received electronically from vendors such as SpeedPay, CheckFree, Metavante, Princeton eCom, On-Line Resources and Western Union Quick Collect]. All customer payments made via Lockbox, EFT, Over-the-Counter, In-House and Electronic Transmissions are ultimately transferred to the NCMC Collection Clearing Account (DDA # 2532529). The Collection Clearing account activity is balanced to Exact transaction reports on a daily basis by Payment Services. These reports are retrieved from a bank reporting service. The Collection Clearing account is also balanced to the bank statement monthly by Investor Services, who has no payment posting authority.

Each day, balancing processors ensure that the payments received from the channels noted above are deposited into the related bank clearing accounts and that the borrower's payment information has been updated to MSP [Fidelity].

All payments received by National City Mortgage are updated within two (2) business days or less. Below is a description by payment channel.
* Lockbox has an SLA [Service Level Agreement] with NCM that 100% of matched payments will be processed same day. The remaining, exception payments will be processed 100% the next day.
* EFT payments are processed electronically on their scheduled date.
* OTC payments are transmitted directly to MSP daily by National City Bank.
* Electronic/Bill Payment Vendor payments are transmitted directly to MSP daily by the vendor.
* In-House payments are received from: (1) other departments, (2) unprocessed work from Lockbox; (3) Customer Service lobby; and (4) payments mailed directly to NCMC. In-House payments [exception payments] are keyed directly into the MSP system and are applied to the mortgagor records the day received by Payment Services. If all payments are not processed same day, they are processed the first thing the following morning. Payments are processed first-in-first-out.

Each payment processed into MSP [Fidelity] is automatically allocated by the MSP system to principal, interest, taxes, insurance and service fees during MSP's nightly processing. National City Mortgage Co. accepts payoffs by check or wire. Payoff checks and wires received by 3:00 p.m. Eastern Time, Monday through Friday, will be processed the same day. Payoff checks must be mailed to: 3232 Newmark Dr., Miamisburg, Ohio 45342, Attn: Payoff Dept. All payoffs are date stamped and posted to the servicing system (Fidelity) the same day received with the exception of short payoffs. Deposit slips are prepared and batch reconciled to the deposit. The deposit slips and corresponding checks are hand delivered to Payment Services for a second reconciliation to prepare for delivery to the bank. If payoff funds received are inadequate and sufficient funds are not in the loans escrow/impound account, National City Mortgage Co. will contact the sender of the funds to collect the shortage.

Disbursements


(page)


Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements. Unissued checks shall be safeguarded so as to prevent unauthorized access.

Procedure:

National City Mortgage Co has proper internal controls to provide reasonable assurance that investor remittances and tax and insurance payments are properly authorized at the correct amount. The servicing system tracks due dates to ensure timely payment. All clearing and custodial accounts are reconciled monthly to the servicing system. Only authorized personnel are allowed wire transfer access and check printing access. Internal audits and utilization of the servicing system prevents duplicate payments.

Each loan is audited to ensure that the appropriate insurance and tax information has been populated for correct disbursement. Tax and Insurance information is tracked on an automated "Insurance or Tax Workstation" and disbursements are generated based on the appropriate expiration or due date.

Investor Accounting and Reporting

The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

Procedure:

For the majority of loans, the investor sends a "turnaround" report which compares the servicer trial balance records to the investor records. Other investors notify the Investor Services department of differences.

Mortgagor Loan Accounting

The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

Procedure:

Once a loan boards the Fidelity servicing system, it is reviewed for accuracy. The Fidelity system tracks each loan until termination. Sufficient funds are deposited to the escrow account to cover insurance premiums, (including hazard, flood, PMI and MIP), taxes, and special assessments.


(page)


ARM adjustments are calculated on an automated "ARM workstation" and are based on the appropriate index as obtained in the Wall Street Journal or other financial publication as needed. A letter is sent according to RESPA requirements, advising the borrower of the new rate.

Each escrowed loan is boarded on the Fidelity servicing system with a coupon month that indicates when the loan is due for escrow analysis. Loans are reviewed each month based upon the coupon month and the mass escrow analysis is performed. Quality audit reports are ordered monthly on the entire portfolio to ensure that the loans are in the appropriate coupon month and that each loan has been analyzed in the past twelve months or remains within RESPA compliance.

The accrual of interest on escrow is tracked on the Fidelity servicing system on the loan level. Monthly reports, ordered by the Escrow Analysis Supervisor, release the funds to be deposited into the escrow accounts. Quarterly, the Escrow Analysis Supervisor reviews the state regulations for changes. Quality audit reports are ordered monthly on the loans in states requiring interest on escrow to ensure that the loans are properly coded for interest on escrow.

Delinquencies

Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment repayment plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment).

Procedure:

National City Mortgage Co.'s collection strategy is to make early contact with delinquent mortgagors to improve the likelihood that defaults and poor pay habits can be cured. This strategy employs a series of calls, letters, and property inspections to gather information regarding the reasons for default, the mortgagors' ability to pay, their intentions to retain the property and the condition of the property.

Delinquency trends, by product, are analyzed throughout the month to provide effective call campaign penetration strategies. Risk Profiler and Early Indicator scoring are utilized to prioritize calling campaigns. High risk and special product loans are managed in a Special Servicing Team. This team consists of counselors who demonstrate strong technical and product knowledge, excellent listening skills, and possess a thorough understanding of loss mitigation.

The use of Early Resolution allows counselors to work all stages of delinquency. Loans thirty or more days past due are worked through Early Resolution starting the first day of the month. Less than thirty-day delinquent loans are worked in FIS through the sixteenth of the month. All delinquent loans are processed through Early Resolution by the seventeenth day of the month.

The scripting and prompting tools within Early Resolution guide the counselor to obtain the necessary mortgagor information required to evaluate a hierarchy of solutions. Approximately three hundred management controls and embedded complex calculations within Early Resolution lead the counselor through the appropriate qualification/pre-qualification or loss mitigation resolution. The available Loss Mitigation options are:
* Partial Claim/Claim Advance

* Modification

* Short Sale


(page)


* Deed-in-lieu of foreclosure

Workouts are encouraged if the end result is to improve the likelihood that the mortgagor can retain his/her home through reduced payments or that losses can be reduced through an assisted short sale of the property. In the interest of minimizing investor losses, collection activity continues during the loss mitigation review process. If the mortgagor's financial situation does not support a workout or if the mortgagor is unwilling to work with National City Mortgage Co., the loan is breached and moved timely through the foreclosure process. Loss Mitigation will continue to be offered to the borrower throughout the foreclosure process.

Insurance Policies

A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.

Procedure:

National City Mortgage Co is required to carry adequate coverage on National City Mortgage Co's loans in the event that National City Mortgage Co made an error. The policy is reviewed annually to ensure proper coverage.





  EX-99.1 (j)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601

Telephone 312 665 1000
Fax       312 665 6038
Internet  www.us.kpmg.com



Independent Accountants' Report



To the Advisory Committee of Select Portfolio Servicing, Inc. and Subsidiaries, an indirect subsidiary of Credit Suisse (USA), Inc.:

We have examined management's assertion, included in the accompanying Appendix I, that Select Portfolio Servicing, Inc. and Subsidiaries ("the Company"), an indirect subsidiary of Credit Suisse (USA), Inc., complied with the applicable minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP), as of and for the year ended December 31, 2005. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned servicing standards as of and for the year ended December 31, 2005, is fairly stated, in all material respects.


/s/ KPMG LLC

February 28, 2006









KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.1 (k)
(logo) KPMG

KPMG LLP
Suite 2300
Three Wachovia Center
401 South Tryon Street
Charlotte, NC 28202-1911


Independent Accountants' Report


The Board of Directors
Wachovia Mortgage Corporation


We have examined management's assertion, included in the accompanying Management Assertion, that Wachovia Mortgage Corporation (a wholly-owned subsidiary of Wachovia Bank, National Association) complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2005. Management is responsible for Wachovia Mortgage Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about Wachovia Mortgage Corporation's compliance based on our examination.


Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Wachovia Mortgage Corporation's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary , in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Wachovia Mortgage Corporation's compliance with the minimum servicing standards.


In our opinion, management's assertion that Wachovia Mortgage Corporation complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ KPMG LLP

March 15, 2006


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.1 (l)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of
Washington Mutual Bank and Subsidiaries

We have examined management's assertion that Washington Mutual Bank and Subsidiaries (the "Company") has complied as of and for the year ended December 31, 2005, with its established minimum servicing standards described in the accompanying Management's Assertion, dated March 10, 2006. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board, and, accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standards.

In our opinion, management's assertion that the Company complied, with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005, is fairly stated, in all material respects based on the criteria set forth in Appendix I.

/s/ Deloitte & Touche LLP
March 10, 2006


(page)

Washington Mutual

MANAGEMENT'S ASSERTION

As of and for the year ended December 31, 2005, Washington Mutual Bank and Subsidiaries (the "Company") has complied, in all material respects, with the Company's established minimum servicing standards for single family residential mortgages as set forth in Appendix I (the "Standards"). The Standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of and for this same period, the Company had in effect a fidelity bond in the amount of $110 million, and errors and omissions policy in the amount of $20 million.


By: /s/ Steve Rotella
Steve Rotella
President and Chief Operating Officer

By: /s/ David Schneider
David Schneider
Executive Vice President
Home Loans

By: /s/ John Berens
John Berens
Senior Vice President
Home Loans - Loan Servicing

March 10, 2006


1201 3rd Avenue
Seattle, WA 98101



(page)


WASHINGTON MUTUAL BANK AND SUBSIDIARIES

APPENDIX I: MINIMUM SERVICING STANDARDS FOR SINGLE FAMILY RESIDENTIAL MORTGAGES AS SET FORTH IN THE MORTGAGE BANKERS ASSOCIATION OF
AMERICA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS


I. CUSTODIAL BANK ACCOUNTS

 1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

    * be mathematically accurate

    * be prepared within forty-five (45) calendar days after the cutoff date

    * be reviewed and approved by someone other than the person who prepared the reconciliation

    * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

 2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

 3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

 4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

 1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

 2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

 3. Mortgage payments shall be allocated to principal, interest, insurance, taxes, or other escrow items in accordance with the mortgagor's loan documents.

 4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

 1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.


-3-


(page)


 2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

 3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

 4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

 5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

 6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

 1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. MORTGAGOR LOAN ACCOUNTING

 1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

 2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

 3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

 4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. DELINQUENCIES

 1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans, including, for example, phone calls, letters, and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

 1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.


-4-





  EX-99.1 (m)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Washington Mutual Mortgage Securities Corp.

We have examined management's assertion that Washington Mutual Mortgage Securities Corp. (the "Company") has complied as of and for the year ended December 31, 2005, with its established minimum servicing standards in its role as master servicer described in the accompanying Management's Assertion dated March 13, 2006, for the series of certificates included in the accompanying Appendix I. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board and accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards for the series of certificates included in the accompanying Appendix I as of and for the year ended December 31, 2005, is fairly stated, in all material respects based on the criteria set forth in Appendix II.


/s/ Deloitte & Touche LLP
March 13, 2006



(page)


(logo) Washington Mutual


MANAGEMENT'S ASSERTION

As of and for the year ended December 31, 2005, Washington Mutual Mortgage Securities Corp. (the "Company") has complied, in all material respects in its role as master servicer, with the Company's established minimum servicing standards as set forth in Appendix II for the series of certificates included in the accompanying Appendix I.

As of and for this same period, the Company (as subsidiary of Washington Mutual, Inc.) was covered by a fidelity bond in the amount of $110 million and errors and omissions policy in the amount of $20 million.


/s/ Thomas G. Lehmann
Thomas Lehmann
President
Washington Mutual Mortgage Securities Corp.


/s/ David Schneider
David Schneider
Executive Vice President
Home Loans

March 13, 2006


1201 3rd Avenue
Seattle, WA 98101

(page)


WASHINGTON MUTUAL MORTGAGE SECURITIES CORP.

APPENDIX I: SERIES OF CERTIFICATES


POOLING AND SERVICING AGREEMENT, dated 07/01/82, Mortgage Pass-Through Certificate, Series SMSC 1982-4, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 02/01/84, Mortgage Pass-Through Certificate, Series SMSC 1984-1, between WMMSC Vida PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 02/01/84, Mortgage Pass-Through Certificate, Series SMSC 1984-2, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 06/01/84, Mortgage Pass-Through Certificate, Series SMSC 1984-3, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 07/01/84, Mortgage Pass-Through Certificate, Series SMSC 1984 ARM P-1-1-4, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 02/01/85, Mortgage Pass-Through Certificate, Series SMSC 1984 ARM I-1-2, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 03/01/85, Mortgage Pass-Through Certificate, Series SMSC 1985-7 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 04/01/85, Residential Mortgage Loans, Series SMSC 1985-PA1 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 06/01/85, Mortgage Pass-Through Certificate, Series SMSC 1985-11 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 12/01/85, Mortgage Pass-Through Certificate, Series SMSC1985-PR3, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Bankers Trust Company of California.

POOLING AND SERVICING AGREEMENT, dated 01/01/86, Mortgage Pass-Through Certificate, Series SMSC 1986-1 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

(page)


POOLING AND SERVICING AGREEMENT, dated 02/01/86, Mortgage Pass-Through Certificate, Series SMSC 1986-PR1, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Bankers Trust Company of California.

PARTICIPATION AGREEMENT, dated 02/01/86, Residential Mortgage Loans, Series SMSC 1986-PA1 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 03/01/86, Residential Mortgage Loans, Series SMSC 1986- PA3, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 03/01/86, Residential Mortgage Loans, Series SMSC 1986-PA4 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 06/01/86, Residential Mortgage Loans, Series SMSC 1986- PA6, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 01/01/87, Residential Mortgage Loans, Series SMSC 1987- PA1, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 02/01/87, Residential Mortgage Loans, Series SMSC 1987-PA2 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 05/01/87, Mortgage Pass-Through Certificate, Series SMSC 1987-B, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 07/01/87, Residential Mortgage Loans, Series SMSC 1987- PA7, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 06/01/87, Mortgage Pass-Through Certificate, Series SMSC 1987-PR10, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 06/01/87, Mortgage Pass-Through Certificate, Series SMSC 1987-PR11, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 06/01/87, Mortgage Pass-Through Certificate, Series SMSC 1987-PR13, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 09/01/87, Mortgage Pass-Through Certificate, Series SMSC 1987-C, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

(page)


PARTICIPATION AGREEMENT, dated 01/01/88, Residential Mortgage Loans, Series SMSC 1988-PA1 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 10/01/87, Residential Mortgage Loans, Series SMSC 1987-PA9 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 11/01/87, Residential Mortgage Loans, Series SMSC 1987- PAl2 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 03/01/89, Residential Mortgage Loans, Series SMSC 1989-PAl ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 11/01/87, Residential Mortgage Loans, Series SMSC 1987- PA13 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 02/01/88, Residential Mortgage Loans, Series SMSC 1988-PA2 B ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 12/01/87, Residential Mortgage Loans, Series SMSC 1987- PA14 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 03/01/88, Residential Mortgage Loans, Series SMSC 1988-PA4 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 03/01/88, Residential Mortgage Loans, Series SMSC 1988-PA6 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and JP Morgan Chase.

PARTICIPATION AGREEMENT, dated 03/01/88, Residential Mortgage Loans, Series SMSC 1988-PA7 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 06/01/88, Residential Mortgage Loans, Series SMSC 1988- PA10 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 07/01/88, Residential Mortgage Loans, Series SMSC 1988- PAl2 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 07/01/88, Residential Mortgage Loans, Series SMSC 1988- PA13 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

(page)


PARTICIPATION AGREEMENT, dated 06/01/88, Residential Mortgage Loans, Series SMSC 1988- PA14 ARM, between WMMSC f/lc/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 05/01/88, Mortgage Pass-Through Certificate, Series SMSC 1988-A, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 08/01/88, Residential Mortgage Loans, Series SMSC 1988- PA16 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 09/01/88, Residential Mortgage Loans, Series SMSC 1988- PA17 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 10/01/89, Residential Mortgage Loans, Series SMSC 1989- PA2, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 02/01/92, Mortgage Pass-Through Certificate, Series SMSC 1992-2, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 09/01/93, Residential Mortgage Loans, Series SMSC 1993- PA1, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 06/01/97, Residential Mortgage Loans, Series 1997-WH2, between WMMSC f/k/a PNCMSC and US Bank National Association.

SERVICING AGREEMENT, dated 07/01/97, Residential Mortgage Loans, Series 1997-WH3, between WMMSC f/k/a PNCMSC and US Bank National Association.

SERVICING AGREEMENT, dated 12/01/97, Residential Mortgage Loans, Series 1997-BWH2, between WMMSC f/k/a PNCMSC and US Bank National Association.

SERVICING AGREEMENT, dated 02/01/98, Mortgage Pass-Through Certificate, Series 1998-BWH1, between WMMSC f/k/a PNCMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 10/01/97, Mortgage Pass-Through Certificate, Series CMC 1997-2, between WMMSC f/k/a PNCMSC and US Bank National Association.

SERVICING AGREEMENT, dated 08/01/98, Residential Mortgage Loans, Series 1998-WH8, between WMMSC f/k/a PNCMSC and New York Life.

SERVICING AGREEMENT, dated 07/01/98, Residential Mortgage Loans, Series DLJ 1998-WH7, between WMMSC f/k/a PNCMSC and Soverign Bank.

(page)


SERVICING AGREEMENT, dated 09/01/98, Residential Mortgage Loans, Series 1998-WH12, between WMMSC f/k/a PNCMSC and Soverign Bank.

POOLING AND SERVICING AGREEMENT, dated 09/01/98, Mortgage Pass-Through Certificate, Series 1998-3 Impac, between WMMSC f/k/a PNCMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 11/01/98, Residential Mortgage Loans, Series Telebanc 1998-WH14, between WMMSC f/k/a PNCMSC and E Trade Bank.

POOLING AND SERVICING AGREEMENT, dated 11/01/98, Mortgage Pass-Through Certificate, Series Chase 1998-S7, between WMMSC f/k/a PNCMSC and Citibank, N.A.

SERVICING AGREEMENT, dated 12/01/98, Residential Mortgage Loans, Series Telebanc 1998-WH16, between WMMSC f/k/a PNCMSC and E Trade Bank.

POOLING AND SERVICING AGREEMENT, dated 03/01/99, Mortgage Pass-Through Certificate, Series FNT 1999-2, between WMMSC f/k/a PNCMSC and Bank One National Association.

SERVICING AGREEMENT, dated 03/01/99, Residential Mortgage Loans, Series Telebanc 1999-WH3, between WMMSC f/k/a PNCMSC and E Trade Bank.

SERVICING AGREEMENT, dated 03/01/99, Residential Mortgage Loans, Series 1997-BWH1, between WMMSC and Net Bank.

SERVICING AGREEMENT, dated 07/01/97, Residential Mortgage Loans, Series 1997-BWH1, between WMMSC f/k/a PNCMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 04/01/99, Mortgage Pass-Through Certificate, Series Telebanc III, between WMMSC f/k/a PNCMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 04/01/99, Mortgage Pass-Through Certificate, Series FNT 1999-3, between WMMSC f/k/a PNCMSC and Bank One National Association.

SERVICING AGREEMENT, dated 06/01/99, Residential Mortgage Loans, Series 1999-WH9, between WMMSC f/k/a PNCMSC and Matrix Capital Bank.

SERVICING AGREEMENT, dated 05/01/99, Residential Mortgage Loans, Series Telebanc 1999- WH3B, between WMMSC f/k/a PNCMSC and E Trade Bank.

SERVICING AGREEMENT, dated 07/01/99, Residential Mortgage Loans, Series 1999-WH10, between WMMSC f/k/a PNCMSC and CSFB f/k/a DLJ.

SERVICING AGREEMENT, dated 09/01/99, Residential Mortgage Loans, Series 1999-WH12, between WMMSC and First Union National Bank.

SERVICING AGREEMENT, dated 10/01/99, Residential Mortgage Loans, Series 1999-WH14, between WMMSC f/k/a PNCMSC and CSFB f/k/a DLJ.

SERVICING AGREEMENT, dated 12/01/99, Residential Mortgage Loans, Series 1999-WH15, between WMMSC f/k/a PNCMSC and JP Morgan Chase.

(page)


POOLING AND SERVICING AGREEMENT, dated 02/01/00, Mortgage Pass-Through Certificate, Series PNCMT 2000-1, between WMMSC and JP Morgan Chase.

FLOW SERVICING AGREEMENT, dated 05/01/00, Residential Mortgage Loans, Series DLJ Flow Pool, between WMMSC and CSFB f/k/a DLJ.

SERVICING AGREEMENT, dated 07/01/00, Residential Mortgage Loans, Series 2000-WH7, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 08/01/00, Mortgage Pass-Through Certificate, Series FNT 2000-1, between WMMSC f/k/a PNCMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated 09/01/00, Mortgage Pass-Through Certificate, Series DLJ ABS 2000-3, between WMMSC and The Chase Manhattan Bank.

SERVICING AGREEMENT, dated 10/01/00, Residential Mortgage Loans, Series 2000-WH12, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated 11/01/00, Residential Mortgage Loans, Series 2000-WH14, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated 10/01/00, Residential Mortgage Loans, Series 2000-WH13, between WMMSC f/k/a PNCMSC and Virtual Bank.

SERVICING AGREEMENT, dated 12/01/00, Residential Mortgage Loans, Series 2000-WH15, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 01/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-1, between WMMSC and JP Morgan Chase.

SERVICING AGREEMENT, dated 02/01/01, Residential Mortgage Loans, Series 2001-RP1, between WMMSC and State Street Bank.

FLOW SERVICING AGREEMENT, dated 04/01/01, Residential Mortgage Loans, Series 2001-FL1, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 05/01/01, Mortgage Pass-Through Certificate, Series SASCO 2001-8A, between WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated 01/01/01, Residential Mortgage Loans, Series 2001-WH3, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 02/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-4, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 02/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-AR7, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 03/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-9, between WMMSC and JP Morgan Chase.

(page)


POOLING AND SERVICING AGREEMENT, dated 05/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-11, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 05/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-AR14, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 06/01/01, Mortgage Pass-Through Certificate, Series FNT 2001-2, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 07/01/01, Mortgage Pass-Through Certificate, Series WAMU 2001-9, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 08/01/01, Mortgage Pass-Through Certificate, Series FNT 2001-4, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 08/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-AR19, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 09/01/01, Mortgage Pass-Through Certificate, Series Chase 2001-S5, between WMMSC and Citibank, N.A.

POOLING AND SERVICING AGREEMENT, dated 10/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-26, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 11/01/01, Mortgage Pass-Through Certificate, Series WAMU 2001-AR3, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 11/01/01, Mortgage Pass-Through Certificate, Series WAMMS 2001-MS14, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 11/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-28, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 11/01/01, Mortgage Pass-Through Certificate, Series Chase 2001-S7, between WMMSC and Citibank, N.A.

POOLING AND SERVICING AGREEMENT, dated 12/01/01, Mortgage Pass-Through Certificate, Series WAMMS 2001-MS15, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 12/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-33, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 12/01/01, Mortgage Pass-Through Certificate, Series Thornburg 2001-2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 01/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-S1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 01/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS1, between WMMSC and State Street Bank & Trust.

(page)


POOLING AND SERVICING AGREEMENT, dated 01/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-AR2, between WMMSC and Chase Home Mortgage.

POOLING AND SERVICING AGREEMENT, dated 02/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-S2, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 02/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-5, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 02/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-7, between WMMSC and JP Morgan Chase.

SERVICING AGREEMENT, dated 03/01/02, Residential Mortgage Loans, Series 2002-WH3, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 03/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS2, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 03/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-9, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 03/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-AR1, between WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated 03/01/02, Residential Mortgage Loans, Series 2002-WH4, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated 04/01/02, Residential Mortgage Loans, Series 2002-WH5, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 04/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS3, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 06/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR7, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 04/01/02, Residential Mortgage Loans, Series 2002-WH6, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated 04/01/02, Residential Mortgage Loans, Series 2002-WH7, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 04/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-10, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 04/01/02, Mortgage Pass-Through Certificate, Series Chase 2002-S6, between WMMSC and Citibank, N.A.

SERVICING AGREEMENT, dated 05/01/02, Residential Mortgage Loans, Series 2002-WH8, between WMMSC and State Street Bank.

(page)


POOLING AND SERVICING AGREEMENT, dated 05/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-AR13, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 05/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS4, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 05/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-18, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 05/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-S3, between WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated 06/01/02, Residential Mortgage Loans, Series CSFB 2002-WH9, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 06/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-19, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 06/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-AR21, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 07/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-22, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 07/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS5, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 07/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-AR2, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 07/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-S5, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 07/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR8, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 07/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR9, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 08/01/02, Residential Mortgage Loans, Series 2002-WH11, between WMMSC and Raymond James Bank.

POOLING AND SERVICING AGREEMENT, dated 08/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS6, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 08/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-AR25, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 08/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-24, between WMMSC and JP Morgan Chase.

(page)


POOLING AND SERVICING AGREEMENT, dated 08/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR10, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 08/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR11, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 10/01/02, Residential Mortgage Loans, Series WMMSC 2002- WH13, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 09/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-26, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 09/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR12, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 09/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-AR27, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 09/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-S6, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 09/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR13, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 09/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR14, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 10/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS7, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 10/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-29, between WMMSC and Chase Home Mortgage.

SERVICING AGREEMENT, dated 11/01/02, Residential Mortgage Loans, Series 2002-WH15, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 10/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR17, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 10/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR15, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 10/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR16, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 10/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-S7, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 11/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS9, between WMMSC and State Street Bank & Trust.

(page)


POOLING AND SERVICING AGREEMENT, dated 11/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS8, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 11/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-AR31, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 11/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-30, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 11/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-AR3, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 11/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR18, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 11/01/02, Mortgage Pass-Through Certificate, Series UBS MALT 2002-3, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 11/01/02, Mortgage Pass-Through Certificate, Series AMAC 2002-9, between WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated 12/01/02, Residential Mortgage Loans, Series 2002-WH19, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 12/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS11, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 12/01/02, Mortgage Pass-Through Certificate, Series SASCO 2002-26, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 12/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS12, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 12/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-34, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 12/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-AR33, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 12/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS10, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 12/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-S8, between WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated 12/01/02, Residential Mortgage Loans, Series 2002-WH17, between WMMSC f/k/a PNCMSC and Bay View Financial Trading Group.

POOLING AND SERVICING AGREEMENT, dated 12/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR19, between WMMSC and Deutsche Bank National Trust Co.

(page)


SERVICING AGREEMENT, dated 01/01/03, Residential Mortgage Loans, Series 2003-WH2, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 01/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS2, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 01/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 01/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-AR1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 01/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-1, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 01/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR2, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated 01/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR1, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS3, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS5, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR5, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS7, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-7, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR3, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS4, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S1, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 03/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR9, between WMMSC and JP Morgan Chase.

(page)


POOLING AND SERVICING AGREEMENT, dated 03/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS6, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 03/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S2, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 03/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR4, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 03/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-8, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 03/01/03, Mortgage Pass-Through Certificate, Series Thornburg 2003-2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 04/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S3, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 04/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR5, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 04/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS8, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 04/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-AR2, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 04/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR12, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 04/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-10, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated 04/01/03, Mortgage Pass-Through Certificate, Series UBS MALT 2003-3, between WMMSC and Bank One, National Association.

POOLING AND SERVICING AGREEMENT, dated 05/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR6, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 05/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S5, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 05/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-11, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 05/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S4, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 05/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR15, between WMMSC and JP Morgan Chase.

(page)


POOLING AND SERVICING AGREEMENT, dated 10/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-AR28, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 06/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-AR3, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 06/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-17, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 06/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR18, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 06/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR7, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 07/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S7, between WMMSC and Citibank, N.A.

POOLING AND SERVICING AGREEMENT, dated 07/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR8, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 07/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-19, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 07/01/03, Mortgage Pass-Through Certificate, Series UBS MARM 2003-2, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 07/01/03, Mortgage Pass-Through Certificate, Series UBS MALT 2003-5, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 07/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR20, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 08/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR9, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 08/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-AR4, between WMMSC and US Bank National Association.

SERVICING AGREEMENT, dated 08/01/03, Residential Mortgage Loans, Series CSFB 2003-WH16, between WMMSC and CSFB.

POOLING AND SERVICING AGREEMENT, dated 08/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR22, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 08/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-21, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated 08/01/03, Mortgage Pass-Through Certificate, Series UBS MALT 2003-6, between WMMSC and JP Morgan Chase.

(page)


POOLING AND SERVICING AGREEMENT, dated 08/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S8, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 09/01/03, Mortgage Pass-Through Certificate, Series UBS MARM 2003-4, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 09/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-23, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated 09/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR24, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 09/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S9, between WMMSC and Citibank, N.A.

POOLING AND SERVICING AGREEMENT, dated 09/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S10, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 09/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR10, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 09/01/03, Mortgage Pass-Through Certificate, Series BAFC 2003-3, between WMMSC and Wells Fargo Bank, NA.

SERVICING AGREEMENT, dated 09/01/03, Residential Mortgage Loans, Series 2003-WH18, between WMMSC and Bank of New York.

POOLING AND SERVICING AGREEMENT, dated 10/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR11, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 10/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S11, between WMMSC and Citibank, N.A.

POOLING AND SERVICING AGREEMENT, dated 10/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S12, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 10/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR26, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 10/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-25, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated 10/01/03, Mortgage Pass-Through Certificate, Series UBS MARM 2003-5, between WMMSC and JP Morgan Chase.

SERVICING AGREEMENT, dated 12/01/03, Residential Mortgage Loans, Series 2003-WH20, between WMMSC and Raymond James Bank.

POOLING AND SERVICING AGREEMENT, dated 11/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS9, between WMMSC and US Bank National Association.

(page)


POOLING AND SERVICING AGREEMENT, dated 11/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S13, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 11/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR28, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 11/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-27, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated 12/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-29, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 12/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR30, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 12/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR12, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 01/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-AR1, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 01/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-1, between WMMSC and Wachovia Bank, NA.

SERVICING AGREEMENT, dated 01/01/04, Residential Mortgage Loans, Series 2004-WH2, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 01/01/04, Residential Mortgage Loans, Series 2004-WHl, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 02/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-AR2, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 02/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-1, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 02/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-2, between WMMSC and Wachovia Bank, NA.

SERVICING AGREEMENT, dated 02/01/04, Residential Mortgage Loans, Series 2004-WH5, between WMMSC and Wachovia Bank, NA.

SERVICING AGREEMENT, dated 02/01/04, Residential Mortgage Loans, Series 2004-WH6, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 02/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR1, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 02/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-S1, between WMMSC and Citibank, N.A.

(page)


SERVICING AGREEMENT, dated 02/01/04, Residential Mortgage Loans, Series 2004-WH4, between WMMSC and Merrill Lynch.

SERVICING AGREEMENT, dated 03/01/04, Residential Mortgage Loans, Series 2004-WH7, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 03/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-AR3, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 03/01/04, Mortgage Pass-Through Certificate, Series UBS MARM 2004-3, between WMMSC and JP Morgan Chase.

SERVICING AGREEMENT, dated 04/01/04, Residential Mortgage Loans, Series 2004-WH9, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 04/01/04, Mortgage Pass-Through Certificate, Series WAMMS 2004-RA1, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 04/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-AR4, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 04/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-3, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 04/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-4, between WMMSC and Wachovia Bank, NA.

SERVICING AGREEMENT, dated 04/01/04, Residential Mortgage Loans, Series 2004-WH10, between WMMSC and Raymond James Bank.

POOLING AND SERVICING AGREEMENT, dated 04/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 04/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR3, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 04/01/04, Residential Mortgage Loans, Series 2004-WH13, between WMMSC and EMC Mortgage Corp.

POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-CB1, between WMMSC and Citibank, N.A.

SERVICING AGREEMENT, dated 10/01/04, Residential Mortgage Loans, Series 2004-WH16, between WMMSC and Bay View Financial Trading Group.

POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-AR5, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-5, between WMMSC and Wachovia Bank, NA.

(page)


POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series UBS MARM 2004-5, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series MSM 2004-3, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series GSR 2004-6F, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-S2, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR4, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR5, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR6, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 05/01/04, Residential Mortgage Loans, Series 2004-WH17, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 05/01/04, Residential Mortgage Loans, Series 2004-WH18, between WMMSC and Bay View Financial Training Group.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-CB2, between WMMSC and Citibank, N.A.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series CBASS 2004-RP1, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series WAMMS 2004-RA2, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-AR6, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series UBS MARM 2004-6, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series MSM 2004-5, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-6, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR8, between WMMSC and Deutsche Bank National Trust Co.

(page)


POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-S3, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR7, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 07/01/04, Residential Mortgage Loans, Series 2004-WH26, between WMMSC and Washington Mutual Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 07/01/04, Mortgage Pass-Through Certificate, Series MSM 2004-6AR, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 07/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-AR7, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 07/01/04, Mortgage Pass-Through Certificate, Series WAMMS 2004-RA3, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 07/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-4, between WMMSC and US Bank National Association.

SERVICING AGREEMENT, dated 09/01/04, Residential Mortgage Loans, Series 2004-WH29, between WMMSC and LaSalle Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 07/01/04, Mortgage Pass-Through Certificate, Series UBS MARM 2004-7, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 07/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-7, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 07/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR9, between WMMSC and Citibank, N.A.

POOLING AND SERVICING AGREEMENT, dated 07/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR10, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 07/01/04, Residential Mortgage Loans, Series 2004-WH23, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 08/01/04, Residential Mortgage Loans, Series 2004-WH21, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-CB3, between WMMSC and Citibank, N.A.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-AR8, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-5, between WMMSC and US Bank National Association.

(page)


POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series MSM 2004-7AR, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series MSM 2004-4, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series UBS MARM 2004-8, between WMMSC and JP Morgan Chase.

SERVICING AGREEMENT, dated 08/01/04, Residential Mortgage Loans, Series 2004-WH28, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-9, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-8, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR11, between WMMSC and Citibank, N.A.

SERVICING AGREEMENT, dated 09/01/04, Residential Mortgage Loans, Series 2004-WH30, between WMMSC and CSFB f/k/a DLJMC.

SERVICING AGREEMENT, dated 09/01/04, Residential Mortgage Loans, Series 2004-WH31, between WMMSC and Bay View Financial Trading Group.

POOLING AND SERVICING AGREEMENT, dated 09/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-6, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 09/01/04, Mortgage Pass-Through Certificate, Series BAFC 2004-3, between WMMSC and Wells Fargo Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 09/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-10, between WMMSC and Wachovia Bank, NA.

SERVICING AGREEMENT, dated 09/01/04, Residential Mortgage Loans, Series 2004-WH34, between WMMSC and Washington Mutual Bank, NA.

SERVICING AGREEMENT, dated 10/01/04, Residential Mortgage Loans, Series 2004-WH35, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 10/01/04, Residential Mortgage Loans, Series 2004-WH27, between WMMSC and Hudson City Savings Bank.

SERVICING AGREEMENT, dated 10/01/04, Residential Mortgage Loans, Series 2004-WH33, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 10/01/04, Residential Mortgage Loans, Series 2004-WH36, between WMMSC and Washington Mutual Bank, NA.

(page)


POOLING AND SERVICING AGREEMENT, dated 10/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-CB4, between WMMSC and LaSalle Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 10/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-7, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 10/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-11, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 10/01/04, Mortgage Pass-Through Certificate, Series UBS MARM 2004-12, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 10/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR12, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 11/01/04, Residential Mortgage Loans, Series 2004-WH32, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 11/01/04, Residential Mortgage Loans, Series 2004-WH37, between WMMSC and Hudson City Savings Bank.

POOLING AND SERVICING AGREEMENT, dated 11/01/04, Mortgage Pass-Through Certificate, Series BAFC 2004-4, between WMMSC and Wachovia Bank, NA.

SERVICING AGREEMENT, dated 12/01/04, Residential Mortgage Loans, Series 2004-WH39, between WMMSC and Greenpoint Bank.

SERVICING AGREEMENT, dated 11/01/04, Residential Mortgage Loans, Series 2004-WH38, between WMMSC and LaSalle Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 11/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-8, between WMMSC and US Bank National Association.

SERVICING AGREEMENT, dated 11/01/04, Residential Mortgage Loans, Series 2004-WH41, between WMMSC and Washington Mutual Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 11/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-12, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 11/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR13, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 12/01/04, Residential Mortgage Loans, Series 2004-WH42, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 12/01/04, Mortgage Pass-Through Certificate, Series CSFB ARMT 2004-5, between WMMSC and HSBC Bank-USA, National Association.

POOLING AND SERVICING AGREEMENT, dated 12/01/04, Mortgage Pass-Through Certificate, Series BAFC 2004-D, between WMMSC and Wachovia Bank, NA.

(page)


SERVICING AGREEMENT, dated 12/01/04, Residential Mortgage Loans, Series 2004-WH44, between WMMSC and Washington Mutual Bank, NA.

SERVICING AGREEMENT, dated 12/01/04, Residential Mortgage Loans, Series 2004-WH45, between WMMSC and Washington Mutual Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 12/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-13, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 12/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR14, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 02/01/98, Residential Mortgage Loans, Series 1997-WH7, between WMMSC f/k/a PNCMSC and US Bank National Association.

SERVICING AGREEMENT, dated 10/01/97, Residential Mortgage Loans, Series 1997-WH7, between WMMSC f/k/a PNCMSC and US Bank National Association.

PARTICIPATION AGREEMENT, dated 02/01/96, Residential Mortgage Loans, Series MLCC/1996-PA4, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 01/01/01, Mortgage Pass-Through Certificate, Series PNCBK 2001-MS1, between WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated 12/01/02, Residential Mortgage Loans, Series 2002-WH20, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated 01/01/03, Residential Mortgage Loans, Series PNC/ABN AMRO, between WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated 04/01/04, Residential Mortgage Loans, Series 2004-WH8, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated 02/01/99, Residential Mortgage Loans, Series 1999-WH1, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 04/01/99, Residential Mortgage Loans, Series 1999-WH4A, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 04/01/99, Residential Mortgage Loans, Series 1999-WH4, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 05/01/99, Residential Mortgage Loans, Series 1999-WH4B, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 07/01/99, Residential Mortgage Loans, Series 1999-WH4F, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 07/01/99, Residential Mortgage Loans, Series 1999-WH4E, between WMMSC f/k/a PNCMSC and Soverign Bank.

(page)


SERVICING AGREEMENT, dated 07/01/99, Residential Mortgage Loans, Series 1999-WH4D, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 06/01/99, Residential Mortgage Loans, Series 1999-WH4C, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 07/01/99, Residential Mortgage Loans, Series 1999-WH4H, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 09/01/99, Residential Mortgage Loans, Series 1999-WH4L, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 08/01/99, Residential Mortgage Loans, Series 1999-WH4K, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 08/01/99, Residential Mortgage Loans, Series 1999-WH4J, between WMMSC f/k/a PNCMSC and Soverign Bank.

POOLING AND SERVICING AGREEMENT, dated 12/01/97, Mortgage Pass-Through Certificate, Series 1997 BWH-2, between WMMSC f/k/a PNCMSC and Chase Manhattan Mortgage Corp.

SERVICING AGREEMENT, dated 09/01/97, Residential Mortgage Loans, Series 1997-WH4, between WMMSC f/k/a PNCMSC and New York Life.

POOLING AND SERVICING AGREEMENT, dated 02/01/98, Mortgage Pass-Through Certificate, Series 1998 BWH-1, between WMMSC f/k/a PNCMSC and Chase Manhattan Mortgage Corp.

SERVICING AGREEMENT, dated 09/01/98, Residential Mortgage Loans, Series 1998-WH11, between WMMSC f/k/a PNCMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 04/01/98, Residential Mortgage Loans, Series 1998-WH4, between WMMSC f/k/a PNCMSC and New York Life.

SERVICING AGREEMENT, dated 05/01/98, Residential Mortgage Loans, Series 1998-WH6, between WMMSC f/k/a PNCMSC and US Bank National Association.

SERVICING AGREEMENT, dated 08/01/98, Residential Mortgage Loans, Series 1998-WH9, between WMMSC f/k/a PNCMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 01/01/99, Mortgage Pass-Through Certificate, Series 1999-A2 Indy Mac, between WMMSC f/k/a PNCMSC and Bank of New York.

SERVICING AGREEMENT, dated 01/01/00, Residential Mortgage Loans, Series 2000-WH1, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 01/01/00, Residential Mortgage Loans, Series 2000-WH2, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 01/01/03, Residential Mortgage Loans, Series 2003-WH1, between WMMSC and Treasury Bank.

(page)


SERVICING AGREEMENT, dated 05/01/03, Residential Mortgage Loans, Series 2003-WH12, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 05/01/03, Residential Mortgage Loans, Series 2003-WH14, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 12/01/03, Residential Mortgage Loans, Series 2003-WH19, between WMMSC and Bank of New York.

SERVICING AGREEMENT, dated 04/01/04, Residential Mortgage Loans, Series 2004-WH11, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 05/01/04, Residential Mortgage Loans, Series 2004-WH14, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 06/01/04, Residential Mortgage Loans, Series 2004-WH19, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 07/01/04, Residential Mortgage Loans, Series 2004-WH20, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 07/01/04, Residential Mortgage Loans, Series 2004-WH24, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 12/01/04, Residential Mortgage Loans, Series 2004-WH40, between WMMSC and Bay View Financial Trading Group.

SERVICING AGREEMENT, dated 12/01/04, Residential Mortgage Loans, Series 2004-WH43, between WMMSC and Washington Mutual Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 09/01/03, Mortgage Pass-Through Certificate, Series ABN AMRO 2003-11, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 11/01/03, Mortgage Pass-Through Certificate, Series ABN AMRO 2003-12, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 12/01/03, Mortgage Pass-Through Certificate, Series ABN AMRO 2003-13, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series ABN AMRO 2003-3, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 03/01/03, Mortgage Pass-Through Certificate, Series ABN AMRO 2003-4, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 05/01/03, Mortgage Pass-Through Certificate, Series AMAC 2003-6, between WMMSC and JP Morgan Chase.

SERVICING AGREEMENT, dated 02/01/97, Residential Mortgage Loans, Series Bank Atlantic 1998-WH1, between WMMSC f/k/a PNCMSC and Bank Atlantic.

(page)


SERVICING AGREEMENT, dated 09/01/04, Residential Mortgage Loans, Series Bank Atlantic 2004-WH25, between WMMSC and Bank Atlantic.

FLOW SERVICING AGREEMENT, dated 04/01/03, Residential Mortgage Loans, Series Bank of America Flow Agreement, between WMMSC and Bank of America, NA.

FLOW SERVICING AGREEMENT, dated 03/01/03, Residential Mortgage Loans, Series Bank of America Flow Agreement, between WMMSC and Bank of America.

SERVICING AGREEMENT, dated 05/01/04, Residential Mortgage Loans, Series Bank of New York 2004-WH12, between WMMSC and Bank of New York.

SERVICING AGREEMENT, dated 02/01/04, Residential Mortgage Loans, Series Bank of New York 2004-WH3, between WMMSC and Bank of New York.

POOLING AND SERVICING AGREEMENT, dated 04/01/03, Mortgage Pass-Through Certificate, Series Bay View 2003-C, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 07/01/03, Mortgage Pass-Through Certificate, Series Bay View 2003-D, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 03/01/03, Mortgage Pass-Through Certificate, Series Bay View 2003-WH5, between WMMSC and Bay View Financial Trading Group.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series Bay View 2004-C, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 12/01/04, Mortgage Pass-Through Certificate, Series Bay View 2004-D, between WMMSC and Wachovia Bank, NA.

MORTGAGE LOAN PURCHASE AND SERVICING AGREEMENT, dated 11/01/02, Residential Mortgage Loans, Series Bay view Call Pool, between WMMSC f/k/a PNCMSC and Bay View Financial Trading Group.

POOLING AND SERVICING AGREEMENT, dated 03/01/00, Mortgage Pass-Through Certificate, Series Capstead I, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 03/01/00, Mortgage Pass-Through Certificate, Series Capstead II, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 03/01/00, Mortgage Pass-Through Certificate, Series Capstead III, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 11/01/97, Mortgage Pass-Through Certificate, Series CMC 1997-H, between WMMSC f/k/a PNCMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 01/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-2, between WMMSC and JP Morgan Chase.

SERVICING AGREEMENT, dated 04/01/03, Residential Mortgage Loans, Series CSFB 2003-WH11, between WMMSC and CSFB.

(page)


SERVICING AGREEMENT, dated 05/01/03, Residential Mortgage Loans, Series CSFB 2003-WH13, between WMMSC and CSFB.

SERVICING AGREEMENT, dated 07/01/03, Residential Mortgage Loans, Series CSFB 2003-WH15, between WMMSC and CSFB.

SERVICING AGREEMENT, dated 09/01/03, Residential Mortgage Loans, Series CSFB 2003-WH17, between WMMSC and CSFB.

SERVICING AGREEMENT, dated 02/01/03, Residential Mortgage Loans, Series CSFB 2003-WH7, between WMMSC and CSFB.

SERVICING AGREEMENT, dated 03/01/03, Residential Mortgage Loans, Series CSFB 2003-WH8, between WMMSC and CSFB.

POOLING AND SERVICING AGREEMENT, dated 09/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-ARMT1, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 10/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-ARMT2, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 11/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-ARMT4, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 06/01/00, Mortgage Pass-Through Certificate, Series DLJABS 2000-2, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 02/01/99, Mortgage Pass-Through Certificate, Series Indy Mac Rast A3, between WMMSC f/k/a PNCMSC and Bank of New York.

POOLING AND SERVICING AGREEMENT, dated 07/01/01, Mortgage Pass-Through Certificate, Series MLMI 2001-1 WM1, between WMMSC and Wells Fargo Bank Minnesota, NA.

SERVICING AGREEMENT, dated 09/01/00, Residential Mortgage Loans, Series New York Life 2000-WH9, between WMMSC f/k/a PNCMSC and First Union National Bank.

SERVICING AGREEMENT, dated 01/01/02, Residential Mortgage Loans, Series New York Life 2002-WH1, between WMMSC f/k/a PNCMSC and First Union National Bank.

PARTICIPATION AGREEMENT, dated 11/01/93, Residential Mortgage Loans, Series PNCMSC 1993-PA2A, between WMMSC f/k/a PNCMSC and US Bank National Association.

PARTICIPATION AGREEMENT, dated 11/01/93, Residential Mortgage Loans, Series PNCMSC 1993-PA2B, between WMMSC f/k/a PNCMSC and US Bank National Association.

PARTICIPATION AGREEMENT, dated 07/01/95, Residential Mortgage Loans, Series PNCMSC 1994-PA2, between WMMSC f/k/a PNCMSC and Chase Bank of Texas, NA.

PARTICIPATION AGREEMENT, dated 11/01/94, Residential Mortgage Loans, Series PNCMSC 1994-PA2, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

(page)


PARTICIPATION AGREEMENT, dated 06/01/98, Residential Mortgage Loans, Series PNCMSC 1994-PA2, between WMMSC f/k/a PNCMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 09/01/95, Mortgage Pass-Through Certificate, Series PNCMSC 1995-PRI, between WMMSC f/k/a PNCMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 02/01/96, Mortgage Pass-Through Certificate, Series PNCMSC 1996-1, between WMMSC f/k/a PNCMSC and Bank United Financial Corp.

PARTICIPATION AGREEMENT, dated 01/01/96, Residential Mortgage Loans, Series PNCMSC 1996-PA1, between WMMSC f/k/a PNCMSC and US Bank National Association.

PARTICIPATION AGREEMENT, dated 10/01/96, Residential Mortgage Loans, Series PNCMSC 1996-PA10, between WMMSC f/k/a PNCMSC and US Bank National Association.

PARTICIPATION AGREEMENT, dated 02/01/96, Residential Mortgage Loans, Series PNCMSC 1996-PA4, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

PARTICIPATION AGREEMENT, dated 03/01/96, Residential Mortgage Loans, Series PNCMSC 1996-PA6, between WMMSC f/k/a PNCMSC and US Bank National Association.

PARTICIPATION AGREEMENT, dated 06/01/96, Residential Mortgage Loans, Series PNCMSC 1996-PA8, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

PARTICIPATION AGREEMENT, dated 10/01/96, Residential Mortgage Loans, Series PNCMSC 1996-PA9, between WMMSC f/k/a PNCMSC and US Bank National Association.

PARTICIPATION AGREEMENT, dated 02/01/99, Residential Mortgage Loans, Series PNCMSC 1996-PAA, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 09/01/97, Mortgage Pass-Through Certificate, Series PNCMSC 1997-MS1, between WMMSC f/k/a PNCMSC and Crestar Mortgage Corp.

PARTICIPATION AGREEMENT, dated 07/01/97, Residential Mortgage Loans, Series PNCMSC 1997-PA2, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 06/01/97, Mortgage Pass-Through Certificate, Series PNCMSC 1997-PR1, between WMMSC f/k/a PNCMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 10/01/98, Mortgage Pass-Through Certificate, Series PNCMSC 1998-10, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 11/01/98, Mortgage Pass-Through Certificate, Series PNCMSC 1998-12, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 09/01/98, Mortgage Pass-Through Certificate, Series PNCMSC 1998-8, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 09/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-10, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

(page)


POOLING AND SERVICING AGREEMENT, dated 10/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-11, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 12/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-12, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 02/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-2, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 03/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-3, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 04/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-4, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 05/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-5, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 07/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-8, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 08/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-9, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 07/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-A, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 12/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-FSB-1, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 09/01/02, Mortgage Pass-Through Certificate, Series SBMSI 2002-HYB1, between WMMSC and US Bank National Association as Trustee and Citibank, N.A. as Trust Administrator.

SERVICING AGREEMENT, dated 11/01/98, Residential Mortgage Loans, Series Sovereign 1998-WH13, between WMMSC f/k/a PNCMSC and Soverign Bank.

POOLING AND SERVICING AGREEMENT, dated 10/01/98, Mortgage Pass-Through Certificate, Series Telebanc I, between WMMSC f/k/a PNCMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 10/01/98, Mortgage Pass-Through Certificate, Series Telebanc II, between WMMSC f/k/a PNCMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 10/01/01, Mortgage Pass-Through Certificate, Series Thornburg 2001-1, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 11/01/98, Mortgage Pass-Through Certificate, Series TMA 1998-1, between WMMSC f/k/a PNCMSC and Deutsche Bank National Trust Co.

(page)


FLOW SERVICING AGREEMENT, dated 10/01/02, Residential Mortgage Loans, UBS Flow Agreement, between WMMSC and UBS Real Estate Securities, Inc.

POOLING AND SERVICING AGREEMENT, dated 05/01/03, Mortgage Pass-Through Certificate, Series UBS MALT 2003-4, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 08/01/02, Mortgage Pass-Through Certificate, Series UBS MASTER 2002-6, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 11/01/02, Mortgage Pass-Through Certificate, Series UBS MASTER 2002-8, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 10/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-10, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 11/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-11, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 12/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-12, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 03/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-3, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 04/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-4, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 05/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-5, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 06/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-6, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 07/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-7, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 08/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-8, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 09/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-9, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 01/01/04, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-1, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 10/01/04, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-10, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 11/01/04, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-11, between WMMSC and US Bank National Association.

(page)


POOLING AND SERVICING AGREEMENT, dated 02/01/04, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-3, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 03/01/04, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-4, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 04/01/04, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-5, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-6, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 07/01/04, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-8, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-9, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 06/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S6, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 10/01/04, Mortgage Pass-Through Certificate, Series WAMMS 2004-R4, between WMMSC and LaSalle Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 02/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 03/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR4, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 05/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR6, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 04/01/03, Residential Mortgage Loans, WAMU 2003-WH10, between WMMSC and Washington Mutual Bank, FA.

MASTER SERVICING AGREEMENT, dated 07/23/03, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. and Federal Home Loan Bank of Atlanta (FHLB).

SERVICING AGREEMENT, dated 02/01/01, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. and Federal Home Loan Bank of Seattle (FHLB).

SERVICING AGREEMENT, dated 04/01/01, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. and Washington Mutual Bank, FA.

SERVICING AGREEMENT, dated 12/01/00, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. f/k/a PNC Mortgage Securities Corp. and Federal Home Loan Bank Cincinnati (FHLB).

(page)


SERVICING AGREEMENT, dated 12/01/00, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. f/k/a PNC Mortgage Securities Corp. and Federal Home Loan Bank Indianapolis (FHLB).

POOLING AND SERVICING AGREEMENT, dated 01/01/05, Mortgage Pass-Through Certificate, Series WAMU 2005-AR1, among WMMSC, Deutsche Bank National Trust Co., et al.

POOLING AND SERVICING AGREEMENT, dated 01/01/05, Mortgage Pass-Through Certificate, Series WAMU 2005-AR2, among WMMSC, Deutsche Bank National Trust Co., et al.

MORTGAGE LOAN PURCHASE AND SERVICING AGREEMENT, dated 01/01/05, Residential Mortgage Loans, Series 2005-WH1, between WMMSC and DB Structured Products, Inc.

POOLING AND SERVICING AGREEMENT, dated 01/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-1, among Credit Suisse First Boston Mortgage Securities Corp.("CSFBMSC"), WMMSC, US Bank National Association, et al.

SERVICING AGREEMENT DATED 8/1/2002, AS AMENDED, BETWEEN WMMSC AND UBS WARBURG REAL ESTATE SECURITIES INC ("UBS") AND ASSIGNED PURSUANT TO AN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT DATED AS OF 1/28/2005 AMONG UBS, WMMSC AND MORTGAGE ASSET SECURITZATION TRANSACTIONS, INC. ("MAST") WITH RESPECT TO THAT CERTAIN POOLING AND SERVICING AGREEMENT, dated 01/01/05, Mortgage Pass-Through Certificate, Series UBS MALT 2005-1, among MAST, US Bank National Association, et al.

SERVICING AGREEMENT DATED 8/1/2002, AS AMENDED, BETWEEN WMMSC AND UBS AND ASSIGNED PURSUANT TO AN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT DATED AS OF 1/28/2005 AMONG UBS, WMMSC AND MAST WITH RESPECT TO THAT CERTAIN POOLING AND SERVICING AGREEMENT, dated 01/01/05, Mortgage Pass-Through Certificate, Series UBS MARM 2005-1, among MAST, US Bank National Association, et al.

POOLING AND SERVICING AGREEMENT, dated 01/28/05, Mortgage Pass-Through Certificate, Series BAFC 2005-1, among Bank of America Funding Corporation, WMMSC, Wachovia Bank, NA, et al.

SERVICING AGREEMENT DATED 8/1/2002, AS AMENDED, BETWEEN WMMSC AND UBS AND ASSIGNED PURSUANT TO AN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT, dated 01/31/05, Residential Mortgage Loans, Series 2005-WH2, between UBS Real Estate Securities, Inc., WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 02/01/05, Mortgage Pass-Through Certificate, Series WAMU 2005-AR3, among WMMSC, LaSalle Bank, NA, et al.

POOLING AND SERVICING AGREEMENT, dated 02/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-2, among CSFBMSC, WMMSC, US Bank National Association, et al.

SERVICING AGREEMENT DATED 8/1/2002, AS AMENDED, BETWEEN WMMSC AND UBS AND ASSIGNED PURSUANT TO AN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT DATED AS OF 2/25/2005 AMONG UBS, WMMSC AND MAST WITH RESPECT TO THAT CERTAIN POOLING AND SERVICING AGREEMENT, dated 02/01/05, Mortgage Pass- Through Certificate, Series UBS MALT 2005-2, among MAST, JP Morgan Chase, et al.

(page)


SERVICING AGREEMENT DATED 4/1/2001, WITH RESPECT TO THAT CERTAIN MEMORANDUM OF SALE, dated 02/01/05, Residential Mortgage Loans, Series CSFB FLOW, between WMMSC and DLJ Mortgage Capital, Inc.

SERVICING AGREEMENT DATED 9/1/2004, WITH RESPECT TO THE MEMORANDUM OF SALE, dated 02/01/05, Residential Mortgage Loans, Series CSFB FLOW-20, between WMMSC and DLJ Mortgage Capital, Inc.

POOLING AND SERVICING AGREEMENT, dated 03/01/05, Mortgage Pass-Through Certificate, Series WAMU 2005-AR4, among WMMSC, Deutsche Bank National Trust Co., et al.

SERVICING AGREEMENT DATED 8/1/2002, AS AMENDED, BETWEEN WMMSC AND UBS AND ASSIGNED PURSUANT TO AN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT DATED AS OF 3/30/2005 AMONG UBS, WMMSC AND MAST WITH RESPECT TO THAT CERTAIN POOLING AND SERVICING AGREEMENT, dated 03/01/05, Mortgage Pass-Through Certificate, Series UBS MALT 2005-3, among MAST, US Bank National Association, et al.

SERVICING AGREEMENT DATED 1/01/2005, BETWEEN DB STRUCTURED PRODUCTS, INC
("DB") AND WMMSC AS ASSIGNED PURSUANT TO AN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT DATED 3/30/2005 AMONG DB, WMMSC AND ACE SECURITIES
CORP., WITH RESPECT TO THAT CERTAIN POOLING AND SERVICING AGREEMENT, dated 03/01/05, Asset Backed Pass-Through Certificate, Series ACE 2005-SN1, among Ace Securities Corp, HSBC Bank-USA, National Association, et al.

POOLING AND SERVICING AGREEMENT, dated 03/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-3, among CSFBMSC, WMMSC, US Bank National Association, et al.

SERVICING AGREEMENT DATED 8/1/2002, AS AMENDED, BETWEEN WMMSC AND UBS AND ASSIGNED PURSUANT TO AN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT DATED AS OF 3/30/2005 AMONG UBS, WMMSC AND MAST WITH RESPECT TO THAT CERTAIN POOLING AND SERVICING AGREEMENT, dated 03/01/05, Mortgage Pass-Through Certificate, Series UBS MSSTR 2005-1, among MAST, US Bank National Association, et al.

SERVICING AGREEMENT DATED 4/1/2004, BETWEEN WMMSC AND BAYVIEW FINANCIAL, L.P. ("BAYVIEW") SUCCESSOR BY ASSIGNMENT TO EMC MORTGAGE CORPORATION AND MORTGAGE LOAN PURCHASE AND SERVICING AGREEMENT DATED 12/1/2004 BETWEEN WMMSC AND BAYVIEW, BOTH ASSIGNED PURSUANT TO A RECONSTITUTED SERVICING AGREEMENT DATED 4/8/2005 AMONG BAYVIEW FINANCIAL, L.P., WMMSC AND WACHOVIA BANK, NATIONAL ASSOCIATION AS TRUSTEE TO THAT CERTAIN POOLING AND SERVICING AGREEMENT, dated 03/01/05, Mortgage Pass-Through Certificate, Series BAYVIEW 2005-B, among Bayview Financial Securities Company, LLC, Wachovia Bank, NA, et al.

SERVICING AGREEMENTS DATED 1/1/2004 AND 10/1/2004, BETWEEN WMMSC AND BANK OF AMERICA, NATIONAL ASSOCIATION SUCCESSOR BY ASSIGNMENT TO DLJ MORTGAGE CAPITAL, INC., AS AMENDED PURSUANT TO THAT CERTAIN GLOBAL AMENDMENT DATED 7/28/2004, AND ASSIGNED PURSUANT TO THAT CERTAIN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT, dated 04/19/05, Residential Mortgage Loans, Series 2005-WH6, among Bank of America, National Association, WMMSC and Lehmann Brothers Bank, FSB.

(page)


SERVICING AGREEMENTS DATED 1/1/2004 AND 10/1/2004, BETWEEN WMMSC AND BANK OF AMERICA, NATIONAL ASSOCIATION SUCCESSOR BY ASSIGNMENT TO DLJ MORTGAGE CAPITAL, INC., AS AMENDED PURSUANT TO THAT CERTAIN GLOBAL AMENDMENT DATED 7/28/2004, AND ASSIGNED PURSUANT TO THAT CERTAIN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT, dated 04/19/05, Residential Mortgage Loans, Series 2005-WH12, among Bank of America, National Association, WMMSC and Lehmann Brothers Bank, FSB.

MORTGAGE LOAN PURCHASE AND SERVICING AGREEMENT, dated 04/01/05, Residential Mortgage Loans, Series 2005-WH8, between WMMSC and Bayview Financial, LP.

POOLING AND SERVICING AGREEMENT, dated 04/01/05, Mortgage Pass-Through Certificate, Series WAMU 2005-AR5, among WMMSC, LaSalle Bank, NA, et al.

POOLING AND SERVICING AGREEMENT, dated 04/01/05, Mortgage Pass-Through Certificate, Series WAMU 2005-AR6, among WMMSC, Deutsche Bank National Trust Co., et al.

POOLING AND SERVICING AGREEMENT, dated 04/01/05, Mortgage Pass-Through Certificate, Series WAMMS 2005-RA1, among WMMSC, LaSalle Bank, NA, et al.

POOLING AND SERVICING AGREEMENT, dated 04/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-4, among CSFBMSC, WMMSC, US Bank National Association, et al.

SERVICING AGREEMENTS DATED 1/1/2004 AND 10/1/2004, BETWEEN WMMSC AND BANK OF AMERICA, NATIONAL ASSOCIATION SUCCESSOR BY ASSIGNMENT TO DLJ MORTGAGE CAPITAL, INC., AS AMENDED PURSUANT TO THAT CERTAIN GLOBAL AMENDMENT DATED 7/28/2004, AND AS ULTIMATELY ASSIGNED PURSUANT TO THAT CERTAIN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT, dated 05/02/05, Residential Mortgage Loans, Series 2005-WH7, among Lehman Capital, a division of Lehman Brothers Holdings, Inc, WMMSC and E*Trade Bank.

SERVICING AGREEMENTS DATED 1/1/2004 AND 10/1/2004, BETWEEN WMMSC AND BANK OF AMERICA, NATIONAL ASSOCIATION SUCCESSOR BY ASSIGNMENT TO DLJ MORTGAGE CAPITAL, INC., AS AMENDED PURSUANT TO THAT CERTAIN GLOBAL AMENDMENT DATED 7/28/2004, AND AS ULTIMATELY ASSIGNED PURSUANT TO THAT CERTAIN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT, dated 05/02/05, Residential Mortgage Loans, Series 2005-WH13, among Lehman Capital, a division of Lehman Brothers Holdings, Inc, WMMSC and E*Trade Bank.

SERVICING AGREEMENTS DATED 1/1/2004 AND 10/1/2004, BETWEEN WMMSC AND BANK OF AMERICA, NATIONAL ASSOCIATION SUCCESSOR BY ASSIGNMENT TO DLJ MORTGAGE CAPITAL, INC., AS AMENDED PURSUANT TO THAT CERTAIN GLOBAL AMENDMENT DATED 7/28/2004, AND AS ULTIMATELY ASSIGNED PURSUANT TO THAT CERTAIN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT, dated 05/18/05, Residential Mortgage Loans, Series 2005-WH16, among Lehman Capital, a division of Lehman Brothers Holdings, Inc, WMMSC and E*Trade Bank.

SERVICING AGREEEMENT DATED 4/1/2004 WITH RESPECT TO THAT CERTAIN MEMORANDUM OF SALE, dated 05/25/05, Residential Mortgage Loans, Series 2005-WH5, between WMMSC and PNC Bank, NA.

(page)


SERVICING AGREEMENT DATED 4/1/2001, WITH RESPECT TO THAT CERTAIN MEMORANDUM OF SALE, dated 05/25/05, Residential Mortgage Loans, Series CSFB CALLED FLOW, between WMMSC and DLJ Mortgage Capital, Inc.

SERVICING AGREEMENTS DATED 1/1/2004 AND 10/1/2004, BETWEEN WMMSC AND BANK OF AMERICA, NATIONAL ASSOCIATION SUCCESSOR BY ASSIGNMENT TO DLJ MORTGAGE CAPITAL, INC., AS AMENDED PURSUANT TO THAT CERTAIN GLOBAL AMENDMENT DATED 7/28/2004, AND AS ULTIMATELY ASSIGNED PURSUANT TO THAT CERTAIN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT, dated 05/27/05, Residential Mortgage Loans, Series 2005-WH9, among Lehman Capital, a division of Lehman Brothers Holdings, Inc, WMMSC and Hudson City Savings Bank.

SERVICING AGREEMENTS DATED 1/1/2004 AND 10/1/2004, BETWEEN WMMSC AND BANK OF AMERICA, NATIONAL ASSOCIATION SUCCESSOR BY ASSIGNMENT TO DLJ MORTGAGE CAPITAL, INC., AS AMENDED PURSUANT TO THAT CERTAIN GLOBAL AMENDMENT DATED 7/28/2004, AND AS ULTIMATELY ASSIGNED PURSUANT TO THAT CERTAIN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT, dated 05/27/05, Residential Mortgage Loans, Series 2005-WH14, among Lehman Capital, a division of Lehman Brothers Holdings, Inc, WMMSC and Hudson City Savings Bank.

SERVICING AGREEMENT, dated 05/01/05, Residential Mortgage Loans, Series 2005-WH15, between WMMSC and JP Morgan Mortgage Acquisition Corp.

POOLING AND SERVICING AGREEMENT, dated 05/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-5, among CSFBMSC, WMMSC, US Bank National Association, et al.

SERVICING AGREEMENT DATED 4/1/2001, WITH RESPECT TO THAT CERTAIN MEMORANDUM OF SALE, dated 06/28/05, Residential Mortgage Loans, Series 2005-WH18, between WMMSC and DLJ Mortgage Capital, Inc.

SERVICING AGREEMENT DATED 1/01/2005, BETWEEN DB STRUCTURED PRODUCTS, INC
("DB") AND WMMSC AS ASSIGNED PURSUANT TO AN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT DATED 6/29/2005 AMONG DB, WMMSC AND ACE SECURITIES
CORP., WITH RESPECT TO THAT CERTAIN POOLING AND SERVICING AGREEMENT, dated 06/01/05, Asset Backed Pass-Through Certificate, Series ACE 2005-SD2, among Ace Securities Corp, HSBC Bank-USA, National Association, et al.

POOLING AND SERVICING AGREEMENT, dated 06/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-6, among CSFBMSC, WMMSC, US Bank National Association, et al.

MORTGAGE LOAN PURCHASE AND INTERIM SERVICING AGREEMENT DATED 11/1/2004, WITH RESPECT TO THAT CERTAIN ASSIGNMENT AND CONVEYANCE AGREEMENT, dated 07/28/05, Residential Mortgage Loans, Series 2005-WH19, between WMMSC and DLJ Mortgage Capital, Inc.

SERVICING AGREEMENT DATED 4/1/2001, WITH RESPECT TO THAT CERTAIN MEMORANDUM OF SALE, dated 07/28/05, Residential Mortgage Loans, Series 2005-WH2O, between WMMSC and DLJ Mortgage Capital, Inc.

MORTGAGE LOAN PURCHASE AND SERVICING AGREEMENT, dated 08/01/05, Residential Mortgage Loans, Series 2005-WH25, between WMMSC and Bayview Financial, LP.

(page)


SERVICING AGREEMENT, dated 08/01/05, Residential Mortgage Loans, Series 2005-WH24, between WMMSC and Merrill Lynch Bank & Trust.

MORTGAGE LOAN PURCHASE AND SERVICING AGREEMENT DATED 4/1/2005, BETWEEN WMMSC AND BAYVIEW FINANCIAL, L.P., AND ASSIGNED PURSUANT TO A RECONSTITUTED SERVICING AGREEEMENT DATED 8/31/2005 AMONG BAYVIEW FINANCIAL, L.P., WMMSC AND WACHOVIA BANK, NATIONAL ASSOCIATION AS TRUSTEE WITH RESPECT TO THAT CERTAIN POOLING AND SERVICING AGREEMENT, dated 08/01/05, Mortgage Pass-Through Certificate, Series BAYVIEW 2005-C, among Bayview Financial Securities Company, LLC, Wachovia Bank, NA, et al.

POOLING AND SERVICING AGREEMENT, dated 08/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-8, among CSFBMSC, WMMSC, US Bank National Association, et al.

SERVICING AGREEEMENT DATED 4/1/2004 WITH RESPECT TO THAT CERTAIN MEMORANDUM OF SALE, dated 09/23/05, Residential Mortgage Loans, Series 2005-WH26, between WMMSC and PNC Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 09/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-9, among CSFBMSC, WMMSC, US Bank National Association, et al.

POOLING AND SERVICING AGREEMENT, dated 10/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-10, among CSFBMSC, WMMSC, US Bank National Association, et al.

SERVICING AGREEMENT DATED 4/1/2001, WITH RESPECT TO THAT CERTAIN MEMORANDUM OF SALE, dated 11/28/05, Residential Mortgage Loans, Series 2005-WH32, between WMMSC and DLJ Mortgage Capital, Inc.

SERVICING AGREEMENT DATED 4/1/2001, WITH RESPECT TO THAT CERTAIN MEMORANDUM OF SALE, dated 11/28/05, Residential Mortgage Loans, Series 2005-WH33, between WMMSC and DLJ Mortgage Capital, Inc.

POOLING AND SERVICING AGREEMENT, dated 11/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-11, among CSFBMSC, WMMSC, US Bank National Association, et al.

POOLING AND SERVICING AGREEMENT, dated 12/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-12, among CSFBMSC, WMMSC, US Bank National Association, et al.

ADMINISTRATIVE AGENT AGREEMENT, dated 02/01/05, between WMMSC and Washington Mutual Bank with respect to WMALT 2005-1, WMALT 2005-2, WMALT 2005-3, WMALT 2005-4, WMALT 2005-5, WMALT 2005-6, WMALT 2005-7, WMALT 2005-8, WMALT 2005-9,
WMALT 2005-10, WMALT 2005-ARI, WMALT 2005-11, WAMU 2005-AR7, WAMU 2005-AR8, WAMU
2005-AR9, WAMU 2005-AR10, WAMU 2005-AR11, WAMU 2005-AR12, WAMU 2005-AR13, WAMU
2005-AR14, WAMU 2005-AR15, WAMU 2005-AR16, WAMU 2005-AR17, WAMU 2005- AR18, and
WAMU 2005-AR19.

ADMINISTRATIVE AGENT AGREEMENT, dated 01/01/05, between WMMSC and Long Beach Mortgage Company with respect to LBMLT 2005-2, LBMLT 2005-3, LBMLT 2005-WL1, LBMLT 2005-WL2, LBMLT 2005-WL3 and WLS LB_0515.

(page)


WASHINGTON MUTUAL MORTGAGE SECURITIES CORP.

APPENDIX II: MINIMUM SERVICING STANDARDS

I. RECONCILIATIONS

 A. Reconciliations shall be prepared on a monthly basis for all clearing accounts. These reconciliations shall:

    1) Be mathematically accurate

    2) Be prepared within forty-five (45) calendar days after each clearing account's statement cutoff date

    3) Be reviewed and approved by someone other than the person who prepared the reconciliation, and document explanations for reconciling items

 B. Reconciling items shall be resolved within ninety (90) calendar days of their original identification.

II. SUBSERVICER REMITTANCES

 A. Remittances for mortgage payments and payoffs received from subservicers shall be deposited into the applicable clearing account within one business day of receipt.

 B. Remittances from subservicers shall be reconciled to applicable loan records maintained by Washington Mutual Mortgage Securities Corp. ("WMMSC") during the appropriate accounting cycle.

 C. Reconciliations shall be performed monthly for each subservicer remittance. These reconciliations shall:

    1) Be mathematically accurate.

    2) Be prepared within thirty (30) calendar days after the cutoff date.

III. DISBURSEMENTS

 A. Disbursements to trustees, paying agents, and investors shall be made in accordance with the applicable pooling and servicing agreements and/or the prospectus indicating how cash flows are to be allocated.

 B. Disbursements from the clearing accounts for amounts remitted to trustees, paying agents, and investors, per our monthly reports to those entities, shall agree with the bank statements for the clearing accounts.

 C. Only permitted withdrawals shall be made from the clearing accounts.

 D. Disbursements to trustees, paying agents, and investors from clearing accounts, made via wire transfer, shall be made only by authorized personnel.

(page)


IV. INVESTOR ACCOUNTING AND REPORTING

Statements to the trustees, paying agents, and investors shall be provided with each monthly distribution, in accordance with applicable pooling and servicing agreements, detailing the applicable distribution activity and effect on the unpaid principal balance of the mortgage loans.

V. MORTGAGOR LOAN ACCOUNTING

Loan records maintained by WMMSC shall agree with, or reconcile within material amounts to, the mortgage loan records maintained by the subservicer with respect to unpaid principal balance on a monthly basis.

VI. DELINQUENCIES

Reports from subservicers identifying delinquent loans shall be received and reviewed monthly. The number and aggregate principal balances of delinquent mortgage loans contained in these reports shall be included in our monthly statements to the trustees, paying agents, and investors.

VII. INSURANCE POLICIES

A fidelity bond and an errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented in management's assertion.

  EX-99.1 (n)
(logo) KPMG

KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309


Independent Accountants' Report


The Board of Directors
Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.:


We have examined management's assertion, included in the accompanying Assertion of Management of Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A. (the Company), that the Company complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2005. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures, as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ KPMG LLP

February 21, 2006


KPMG LLP a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative





  EX-99.2 (a)
Exhibit 1


(logo) Bank of America


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 17, 2006


As of and for the year ended December 31, 2005, Bank of America, N.A. (the "Company"), has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $270,000,000 and $110,000,000, respectively.


/s/ Floyd. S. Robinson
Floyd S. Robinson
Senior Vice President
President Consumer Real Estate
Bank of America, N.A.


/s/ H. Randall Chestnut
H. Randall Chestnut
Senior Vice President
Bank of America, N.A.


/s/ Mike Kula
Mike Kula
Senior Vice President
Finance Executive
Bank of America, N.A.


/s/ Robert Caruso
Robert Caruso
Senior Vice President
National Servicing Executive
Bank of America, N.A.


/s/ J. Mark Hanson
J. Mark Hanson
Senior Vice President
Bank of America, N.A.



(logo) USA
2000-2004
US Olymipic Teams





  EX-99.2 (b)
(logo) CENLAR
CENTRAL LOAN ADMINISTRATION & REPORTING


February 17, 2006


Management Assertion


As of and for the year ended December 31, 2005, Cenlar FSB complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Cenlar FSB had in effect a fidelity bond in the amount of $55,000,000 and errors and omissions policy in the amount of $35,000,000.


/s/ Michael W. Young
Michael W. Young
Chief Executive Officer

/s/ Gregory S. Tornquist
Gregory S. Tornquist
Chief Financial Officer

/s/ Steve W. Gozdan
Steve W. Gozdan
Chief Operating Officer


PO Box 77400 * Ewing, NJ 08628 * 609-883-3900





  EX-99.2 (c)
(logo) CHASE


Exhibit I


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 13, 2006


As of and for the year ended December 31, 2005, Chase Home Finance LLC (the "Company") has complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"). These Standards are applicable only to the Company's prime and subprime mortgage portfolios.

As of and for this same period, the Company had in effect fidelity bond and errors and omissions policies in the amounts of $250,000,000 and $25,000,000 respectively.


/s/ Kim Greaves
Kim Greaves
Senior Vice President
Chase Home Finance LLC

/s/ Jim Miller
Jim Miller
Senior Vice President
Chase Home Finance LLC

/s/ Scott Powell
Scott Powell
CEO
Chase Home Finance LLC





  EX-99.2 (d)
(logo) Countrywide
       HOME LOANS


2900 MADERA ROAD
SIMI VALLEY, CALIFORNIA 93065-6298
(805) 955-1000

Management Assertion



March 3, 2005

As of and for the year ended December 31, 2005, Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, (collectively, the "Company") have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Company had in effect a mortgage bankers' (fidelity) bond in the amount of $200 million and an errors and omissions policy in the amount of $100 million and $130 million for the period January 1, 2005 to August 1, 2005 and for the period from August 1, 2005 to December 31, 2005, respectively.



/s/ Steve Bailey
Steve Bailey
Senior Managing Director and
Chief Executive Officer, Loan Administration



/s/ Kevin Meyers
Kevin Meyers
Managing Director and Chief Financial Officer,
Loan Administration





  EX-99.2 (e)
(logo) Fifth Third Bank


Management's Assertion

As of and for the year ended December 31, 2005, Fifth Third Mortgage Company (the "Company") has complied in all material respects with the Company's established minimum servicing standards for residential mortgage loans set forth in Appendix I (the "Standards"). The Standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond in the amount of $75,000,000 and errors and omissions policy in the amount of $5,000,000.


/s/ Bruce Hrovat
Bruce Hrovat
Senior Vice President

/s/ Charles Maness
Charles Maness
Vice President


March 9, 2006


(page)


APPENDIX I

MINIMUM SERVICING STANDARDS AS SET FORTH IN THE MORTGAGE BANKERS
ASSOCIATION OF AMERICA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR
MORTGAGE BANKERS

I. CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:
   * be mathematically accurate;
   * be prepared within forty-five (45) calendar days after the cutoff date;
   * be reviewed and approved by someone other than the person who prepared the reconciliation; and
   * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively,


(page)


   provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of the mortgagor with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related contract terms and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent contracts including, for example, phone calls, letters and payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.2 (f)
Exhibit 1


(logo)GMAC Mortgage



Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 21, 2006



As of and for the year ended December 31, 2005, GMAC Mortgage Corporation and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $350,000,000 and $100,000,000 respectively.



/s/ Jim Hillsman
Jim Hillsman
Chief Operating Officer
GMAC Residential Holding Corp

/s/ Dave Bricker
Dave Bricker
Chief Financial Officer
GMAC Residential Holding Corp

/s/ Tony Renzi
Tony Renzi
Executive Vice President,
National Servicing Administration
GMAC Residential Holding Corp





  EX-99.2 (g)
100 Wood Hollow Drive
Novato, Ca 94945
(800) 462-2700


(logo) GreenPoint Mortgage


Management's Assertion


February 21, 2006

As of and for the year ended and December 31, 2005, GreenPoint Mortgage Funding, Inc. has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of Americas Uniform Single Attestation Program for Mortgage Bankers, except as follows:

  * During the year, certain custodial bank account reconciliations were not prepared and reviewed on a timely basis. In addition, there are certain custodial bank accounts that have reconciling items that have not been resolved with 90 calendar days of their original identification. For the month ended December 31, 2005, all custodial bank reconciliations had been completed and reviewed on a timely basis.

As of and for the year ended December 31, 2005, GreenPoint Mortgage Funding, Inc. had in effect a fidelity bond in the amount of $25,000,000 for a single loss limit and an aggregate limit of liability of $50,000,000, and an errors and omissions policy in the amount of $25,000,000 for a single loss limit and no aggregate limit of liability.


Very truly yours,

GreenPoint Mortgage Funding, Inc., as Servicer


/s/ Steve Abreu
Steve Abreu
Chief Executive Officer

/s/ Dave Petrini
Dave Petrini
Chief Financial Officer

/s/ Becky Poisson
Becky Poisson
Executive Vice President of Technology and Servicing





  EX-99.2 (h)
(logo) HSBC


Management Assertion

As of and for the year ended December 31, 2005, HSBC Mortgage Corporation (USA) complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, HSBC Mortgage Corporation (USA) had in effect fidelity bond and errors and omissions policies in the amount of $697,425,000 and $10,000,000, respectively.


/s/ Michael T. Stilb
Michael T. Stilb
SVP, Mortgage Servicing


/s/ Thomas Scanlon
Thomas Scanlon
Chief Accounting Officer


/s/ Susan Wojnar
Susan Wojnar
SVP, Mortgage Servicing and Business Administration


HSBC Mortgage Corporation (USA)
2929 Walden Avenue, Depew, NY 14043

(logo)
EQUAL HOUNSING
LENDER





  EX-99.2 (i)
(logo) National City
Mortgage Co.

National City Mortgage Co.
A Subsidiary of National City Bank of Indiana
3232 Newmark Drive Miamisburg Ohio 45342
Telephone: (937) 910-1200

Mailing Address:
P.O. Box 1820
Dayton, Ohio 45401-1820

Management's Assertion on Compliance with the Specified Minimum
Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Management

We, as members of management of National City Mortgage Co. (NCM), are responsible for complying with the servicing standards identified in the attached Exhibit A (the specified minimum servicing standards) as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of NCM's compliance with the specified minimum servicing standards as of December 31, 2005 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2005, NCM complied, in all material respects, with the specified minimum servicing standards set forth in the USAP.

As of December 31, 2005 and for the year then ended, NCM had in effect a fidelity bond policy in the amount of $200 million and an errors and omissions policy in the amount of $250 million.



/s/ Steven M. Scheid
Steven M. Scheid
Senior Vice President

/s/ T. Jackson Case, Jr.
T. Jackson Case,Jr.
Executive Vice President

March 1, 2006



No one Cares More!


(PAGE)


Exhibit A

Minimum Servicing Standards


Custodial Bank Accounts

Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall be mathematically accurate, be prepared within forty-five (30) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period, be reviewed and approved by someone other than the person who prepared the reconciliation and document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

Procedure:

The bank reconciliation processors have no reporting or remitting authority or responsibility. They are responsible for reporting reconciling items greater than 90 days to the supervisor. Because of this, the supervisor and manager review all the clearing accounts, any account with reconciling items greater than 90 days, and accounts with an overdrawn balance only.

All of the custodial accounts are reconciled each month, with any outstanding items over 90 days reported to supervision for their review. They are reconciled within 30 days.

After all accounts are reconciled,
* The bank recon log which records the all accounts and the date the reconciliation is completed is given to the Supervisor of the area.
* Any custodial account which has items 90 days outstanding is indicated in red on the log and that month's reconciliation is given with the log to the Supervisor.

The reconciliation log is given to the supervisor who verifies all accounts are reconciled within the time frames. Each clearing account is reviewed by the Supervisor for validity, verifying the reconciliation is complete and accurate, using any system reports if they are applicable. The Supervisor signs off on the bottom of each reconciliation and dates the document.

After all accounts are reviewed and any memos are prepared and signed off, all of the reconciliations and the reconciliation log are then forwarded to the Vice President of Investor Services for a second review and signoff.

All private pool investor (recon 660) and GSE principal and interest custodial account reconciliations are reviewed and signed off on by the supervisor. Also, the manager selects 10 accounts per month at random for review.

Mortgage Payments

Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt. Mortgage payments made in accordance with

(PAGE)


the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

Procedure:

NCM receives mortgage payments from their customers through the following channels: Lockbox, EFT, Over-the-Counter [OTC are payments made at a National City Bank branch], In-House payments [payments received from other departments or directly mailed to NCM], and Electronic Transmissions [payments received electronically from vendors such as SpeedPay, CheckFree, Metavante, Princeton eCom, On-Line Resources and Western Union Quick Collect]. All customer payments made via Lockbox, EFT, Over-the-Counter, In-House and Electronic Transmissions are ultimately transferred to the NCMC Collection Clearing Account (DDA # 2532529). The Collection Clearing account activity is balanced to Exact transaction reports on a daily basis by Payment Services. These reports are retrieved from a bank reporting service. The Collection Clearing account is also balanced to the bank statement monthly by Investor Services, who has no payment posting authority.

Each day, balancing processors ensure that the payments received from the channels noted above are deposited into the related bank clearing accounts and that the borrower's payment information has been updated to MSP [Fidelity].

All payments received by National City Mortgage are updated within two (2) business days or less. Below is a description by payment channel.
* Lockbox has an SLA [Service Level Agreement] with NCM that 100% of matched payments will be processed same day. The remaining, exception payments will be processed 100% the next day.
* EFT payments are processed electronically on their scheduled date.
* OTC payments are transmitted directly to MSP daily by National City Bank.
* Electronic/Bill Payment Vendor payments are transmitted directly to MSP daily by the vendor.
* In-House payments are received from: (1) other departments, (2) unprocessed work from Lockbox; (3) Customer Service lobby; and (4) payments mailed directly to NCMC. In-House payments [exception payments] are keyed directly into the MSP system and are applied to the mortgagor records the day received by Payment Services. If all payments are not processed same day, they are processed the first thing the following morning. Payments are processed first-in-first-out.

Each payment processed into MSP [Fidelity] is automatically allocated by the MSP system to principal, interest, taxes, insurance and service fees during MSP's nightly processing. National City Mortgage Co. accepts payoffs by check or wire. Payoff checks and wires received by 3:00 p.m. Eastern Time, Monday through Friday, will be processed the same day. Payoff checks must be mailed to: 3232 Newmark Dr., Miamisburg, Ohio 45342, Attn: Payoff Dept. All payoffs are date stamped and posted to the servicing system (Fidelity) the same day received with the exception of short payoffs. Deposit slips are prepared and batch reconciled to the deposit. The deposit slips and corresponding checks are hand delivered to Payment Services for a second reconciliation to prepare for delivery to the bank. If payoff funds received are inadequate and sufficient funds are not in the loans escrow/impound account, National City Mortgage Co. will contact the sender of the funds to collect the shortage.

Disbursements

(PAGE)


Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements. Unissued checks shall be safeguarded so as to prevent unauthorized access.

Procedure:

National City Mortgage Co has proper internal controls to provide reasonable assurance that investor remittances and tax and insurance payments are properly authorized at the correct amount. The servicing system tracks due dates to ensure timely payment. All clearing and custodial accounts are reconciled monthly to the servicing system. Only authorized personnel are allowed wire transfer access and check printing access. Internal audits and utilization of the servicing system prevents duplicate payments.

Each loan is audited to ensure that the appropriate insurance and tax information has been populated for correct disbursement. Tax and Insurance information is tracked on an automated "Insurance or Tax Workstation" and disbursements are generated based on the appropriate expiration or due date.

Investor Accounting and Reporting

The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

Procedure:

For the majority of loans, the investor sends a "turnaround" report which compares the servicer trial balance records to the investor records. Other investors notify the Investor Services department of differences.

Mortgagor Loan Accounting

The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

Procedure:

Once a loan boards the Fidelity servicing system, it is reviewed for accuracy. The Fidelity system tracks each loan until termination. Sufficient funds are deposited to the escrow account to cover insurance premiums, (including hazard, flood, PMI and MIP), taxes, and special assessments.

(PAGE)


ARM adjustments are calculated on an automated "ARM workstation" and are based on the appropriate index as obtained in the Wall Street Journal or other financial publication as needed. A letter is sent according to RESPA requirements, advising the borrower of the new rate.

Each escrowed loan is boarded on the Fidelity servicing system with a coupon month that indicates when the loan is due for escrow analysis. Loans are reviewed each month based upon the coupon month and the mass escrow analysis is performed. Quality audit reports are ordered monthly on the entire portfolio to ensure that the loans are in the appropriate coupon month and that each loan has been analyzed in the past twelve months or remains within RESPA compliance.

The accrual of interest on escrow is tracked on the Fidelity servicing system on the loan level. Monthly reports, ordered by the Escrow Analysis Supervisor, release the funds to be deposited into the escrow accounts. Quarterly, the Escrow Analysis Supervisor reviews the state regulations for changes. Quality audit reports are ordered monthly on the loans in states requiring interest on escrow to ensure that the loans are properly coded for interest on escrow.

Delinquencies

Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment repayment plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment).

Procedure:

National City Mortgage Co.'s collection strategy is to make early contact with delinquent mortgagors to improve the likelihood that defaults and poor pay habits can be cured. This strategy employs a series of calls, letters, and property inspections to gather information regarding the reasons for default, the mortgagors' ability to pay, their intentions to retain the property and the condition of the property.

Delinquency trends, by product, are analyzed throughout the month to provide effective call campaign penetration strategies. Risk Profiler and Early Indicator scoring are utilized to prioritize calling campaigns. High risk and special product loans are managed in a Special Servicing Team. This team consists of counselors who demonstrate strong technical and product knowledge, excellent listening skills, and possess a thorough understanding of loss mitigation.

The use of Early Resolution allows counselors to work all stages of delinquency. Loans thirty or more days past due are worked through Early Resolution starting the first day of the month. Less than thirty-day delinquent loans are worked in FIS through the sixteenth of the month. All delinquent loans are processed through Early Resolution by the seventeenth day of the month.

The scripting and prompting tools within Early Resolution guide the counselor to obtain the necessary mortgagor information required to evaluate a hierarchy of solutions. Approximately three hundred management controls and embedded complex calculations within Early Resolution lead the counselor through the appropriate qualification/pre-qualification or loss mitigation resolution. The available Loss Mitigation options are:
* Partial Claim/Claim Advance

* Modification

* Short Sale

(PAGE)


* Deed-in-lieu of foreclosure

Workouts are encouraged if the end result is to improve the likelihood that the mortgagor can retain his/her home through reduced payments or that losses can be reduced through an assisted short sale of the property. In the interest of minimizing investor losses, collection activity continues during the loss mitigation review process. If the mortgagor's financial situation does not support a workout or if the mortgagor is unwilling to work with National City Mortgage Co., the loan is breached and moved timely through the foreclosure process. Loss Mitigation will continue to be offered to the borrower throughout the foreclosure process.

Insurance Policies

A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.

Procedure:

National City Mortgage Co is required to carry adequate coverage on National City Mortgage Co's loans in the event that National City Mortgage Co made an error. The policy is reviewed annually to ensure proper coverage.





  EX-99.2 (j)
(logo)SPS
SELECT
Portfolio
SERVICING, inc.


Management's Assertion on Compliance with the Specified Minimum Servicing Standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP)


Report of Management


We as members of management of Select Portfolio Servicing, Inc. and Subsidiaries (the "Company"), an indirect subsidiary of Credit Suisse
(USA), Inc. are responsible for complying with the specified minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of the Company's compliance with the specified minimum servicing standards as of and for the year ended December 31, 2005. Based on this evaluation, we assert that as of and for the year ended December 31, 2005, the Company complied, in all material respects, with the specified minimum servicing standards. As of and for the year ended December 31, 2005, the Company had in effect fidelity bond coverage in the amount of $25,000,000 and an errors and omissions policy in the amount of $10,000,000.


Very truly yours,


Select Portfolio Servicing, Inc. and Subsidiaries, an indirect subsidiary of Credit Suisse (USA) Inc.



/s/ Matthew L. Hollingsworth
Matthew L. Hollingsworth
Chief Executive Officer


/s/ Bryan M. Marshall
Bryan M. Marshall
Chief Financial Officer


/s/ Timothy J. O'Brien
Timothy J. O'Brien
Executive Vice President of Servicing
Operations


February 28, 2006




3815 South West Temple   Salt Lake City, Utah 84115





  EX-99.2 (k)
Wachovia Mortgage Corporation
Coporate Mortgage Services Division
NC1087
401 South Tryon Street, 22nd Floor
Charlotte, NC 28288

Toll Free 866 642-9405


(logo)

WACHOVIA


MANAGEMENT ASSERTION


As of and for the year ended December 31, 2005, Wachovia Mortgage Corporation complied in all material respects with the minimum servicing Standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for the same period, Wachovia Mortgage Corporation had in effect a fidelity bond in the amount of $200 million from January 1, 2005 through May 31, 2005 and $250 million from June 1, 2005 through December 31, 2005 and an errors and omissions policy in the amount of $20 million from January 1, 2005 through August 31, 2005 and $25 million from September 1, 2005 through December 31, 2005.


/s/ C.D. Davies
C.D. Davies, President/
Chief Executive Officer

March 15, 2006
Date


/s/ Debbie Craig
Debbie Craig, Senior Vice President/
Chief Financial Officer

March 15, 2006
Date


/s/ Tim Schuck
Tim Schuck, Vice President/
Director of Servicing

March 15, 2006
Date





  EX-99.2 (l)
Washington Mutual

MANAGEMENT'S ASSERTION

As of and for the year ended December 31, 2005, Washington Mutual Bank and Subsidiaries (the "Company") has complied, in all material respects, with the Company's established minimum servicing standards for single family residential mortgages as set forth in Appendix I (the "Standards"). The Standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of and for this same period, the Company had in effect a fidelity bond in the amount of $110 million, and errors and omissions policy in the amount of $20 million.


By: /s/ Steve Rotella
Steve Rotella
President and Chief Operating Officer

By: /s/ David Schneider
David Schneider
Executive Vice President
Home Loans

By: /s/ John Berens
John Berens
Senior Vice President
Home Loans - Loan Servicing

March 10, 2006


1201 3rd Avenue
Seattle, WA 98101


(page)


WASHINGTON MUTUAL BANK AND SUBSIDIARIES

APPENDIX I: MINIMUM SERVICING STANDARDS FOR SINGLE FAMILY RESIDENTIAL MORTGAGES AS SET FORTH IN THE MORTGAGE BANKERS ASSOCIATION OF
AMERICA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS


I. CUSTODIAL BANK ACCOUNTS

 1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

    * be mathematically accurate

    * be prepared within forty-five (45) calendar days after the cutoff date

    * be reviewed and approved by someone other than the person who prepared the reconciliation

    * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

 2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

 3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

 4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

 1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

 2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

 3. Mortgage payments shall be allocated to principal, interest, insurance, taxes, or other escrow items in accordance with the mortgagor's loan documents.

 4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

 1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.


-3-


(page)


 2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

 3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

 4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

 5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

 6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

 1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. MORTGAGOR LOAN ACCOUNTING

 1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

 2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

 3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

 4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. DELINQUENCIES

 1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans, including, for example, phone calls, letters, and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

 1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.


-4-





  EX-99.2 (m)
(logo) Washington Mutual


MANAGEMENT'S ASSERTION

As of and for the year ended December 31, 2005, Washington Mutual Mortgage Securities Corp. (the "Company") has complied, in all material respects in its role as master servicer, with the Company's established minimum servicing standards as set forth in Appendix II for the series of certificates included in the accompanying Appendix I.

As of and for this same period, the Company (as subsidiary of Washington Mutual, Inc.) was covered by a fidelity bond in the amount of $110 million and errors and omissions policy in the amount of $20 million.


/s/ Thomas G. Lehmann
Thomas Lehmann
President
Washington Mutual Mortgage Securities Corp.


/s/ David Schneider
David Schneider
Executive Vice President
Home Loans

March 13, 2006


1201 3rd Avenue
Seattle, WA 98101

(page)


WASHINGTON MUTUAL MORTGAGE SECURITIES CORP.

APPENDIX I: SERIES OF CERTIFICATES


POOLING AND SERVICING AGREEMENT, dated 07/01/82, Mortgage Pass-Through Certificate, Series SMSC 1982-4, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 02/01/84, Mortgage Pass-Through Certificate, Series SMSC 1984-1, between WMMSC Vida PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 02/01/84, Mortgage Pass-Through Certificate, Series SMSC 1984-2, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 06/01/84, Mortgage Pass-Through Certificate, Series SMSC 1984-3, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 07/01/84, Mortgage Pass-Through Certificate, Series SMSC 1984 ARM P-1-1-4, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 02/01/85, Mortgage Pass-Through Certificate, Series SMSC 1984 ARM I-1-2, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 03/01/85, Mortgage Pass-Through Certificate, Series SMSC 1985-7 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 04/01/85, Residential Mortgage Loans, Series SMSC 1985-PA1 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 06/01/85, Mortgage Pass-Through Certificate, Series SMSC 1985-11 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 12/01/85, Mortgage Pass-Through Certificate, Series SMSC1985-PR3, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Bankers Trust Company of California.

POOLING AND SERVICING AGREEMENT, dated 01/01/86, Mortgage Pass-Through Certificate, Series SMSC 1986-1 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

(page)


POOLING AND SERVICING AGREEMENT, dated 02/01/86, Mortgage Pass-Through Certificate, Series SMSC 1986-PR1, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Bankers Trust Company of California.

PARTICIPATION AGREEMENT, dated 02/01/86, Residential Mortgage Loans, Series SMSC 1986-PA1 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 03/01/86, Residential Mortgage Loans, Series SMSC 1986- PA3, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 03/01/86, Residential Mortgage Loans, Series SMSC 1986-PA4 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 06/01/86, Residential Mortgage Loans, Series SMSC 1986- PA6, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 01/01/87, Residential Mortgage Loans, Series SMSC 1987- PA1, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 02/01/87, Residential Mortgage Loans, Series SMSC 1987-PA2 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 05/01/87, Mortgage Pass-Through Certificate, Series SMSC 1987-B, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 07/01/87, Residential Mortgage Loans, Series SMSC 1987- PA7, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 06/01/87, Mortgage Pass-Through Certificate, Series SMSC 1987-PR10, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 06/01/87, Mortgage Pass-Through Certificate, Series SMSC 1987-PR11, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 06/01/87, Mortgage Pass-Through Certificate, Series SMSC 1987-PR13, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 09/01/87, Mortgage Pass-Through Certificate, Series SMSC 1987-C, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

(page)


PARTICIPATION AGREEMENT, dated 01/01/88, Residential Mortgage Loans, Series SMSC 1988-PA1 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 10/01/87, Residential Mortgage Loans, Series SMSC 1987-PA9 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 11/01/87, Residential Mortgage Loans, Series SMSC 1987- PAl2 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 03/01/89, Residential Mortgage Loans, Series SMSC 1989-PAl ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 11/01/87, Residential Mortgage Loans, Series SMSC 1987- PA13 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 02/01/88, Residential Mortgage Loans, Series SMSC 1988-PA2 B ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 12/01/87, Residential Mortgage Loans, Series SMSC 1987- PA14 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 03/01/88, Residential Mortgage Loans, Series SMSC 1988-PA4 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 03/01/88, Residential Mortgage Loans, Series SMSC 1988-PA6 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and JP Morgan Chase.

PARTICIPATION AGREEMENT, dated 03/01/88, Residential Mortgage Loans, Series SMSC 1988-PA7 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 06/01/88, Residential Mortgage Loans, Series SMSC 1988- PA10 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 07/01/88, Residential Mortgage Loans, Series SMSC 1988- PAl2 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 07/01/88, Residential Mortgage Loans, Series SMSC 1988- PA13 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

(page)


PARTICIPATION AGREEMENT, dated 06/01/88, Residential Mortgage Loans, Series SMSC 1988- PA14 ARM, between WMMSC f/lc/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 05/01/88, Mortgage Pass-Through Certificate, Series SMSC 1988-A, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 08/01/88, Residential Mortgage Loans, Series SMSC 1988- PA16 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 09/01/88, Residential Mortgage Loans, Series SMSC 1988- PA17 ARM, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 10/01/89, Residential Mortgage Loans, Series SMSC 1989- PA2, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 02/01/92, Mortgage Pass-Through Certificate, Series SMSC 1992-2, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

PARTICIPATION AGREEMENT, dated 09/01/93, Residential Mortgage Loans, Series SMSC 1993- PA1, between WMMSC f/k/a PNCMSC f/k/a Sears Mortgage Securities Corp. and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 06/01/97, Residential Mortgage Loans, Series 1997-WH2, between WMMSC f/k/a PNCMSC and US Bank National Association.

SERVICING AGREEMENT, dated 07/01/97, Residential Mortgage Loans, Series 1997-WH3, between WMMSC f/k/a PNCMSC and US Bank National Association.

SERVICING AGREEMENT, dated 12/01/97, Residential Mortgage Loans, Series 1997-BWH2, between WMMSC f/k/a PNCMSC and US Bank National Association.

SERVICING AGREEMENT, dated 02/01/98, Mortgage Pass-Through Certificate, Series 1998-BWH1, between WMMSC f/k/a PNCMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 10/01/97, Mortgage Pass-Through Certificate, Series CMC 1997-2, between WMMSC f/k/a PNCMSC and US Bank National Association.

SERVICING AGREEMENT, dated 08/01/98, Residential Mortgage Loans, Series 1998-WH8, between WMMSC f/k/a PNCMSC and New York Life.

SERVICING AGREEMENT, dated 07/01/98, Residential Mortgage Loans, Series DLJ 1998-WH7, between WMMSC f/k/a PNCMSC and Soverign Bank.

(page)


SERVICING AGREEMENT, dated 09/01/98, Residential Mortgage Loans, Series 1998-WH12, between WMMSC f/k/a PNCMSC and Soverign Bank.

POOLING AND SERVICING AGREEMENT, dated 09/01/98, Mortgage Pass-Through Certificate, Series 1998-3 Impac, between WMMSC f/k/a PNCMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 11/01/98, Residential Mortgage Loans, Series Telebanc 1998-WH14, between WMMSC f/k/a PNCMSC and E Trade Bank.

POOLING AND SERVICING AGREEMENT, dated 11/01/98, Mortgage Pass-Through Certificate, Series Chase 1998-S7, between WMMSC f/k/a PNCMSC and Citibank, N.A.

SERVICING AGREEMENT, dated 12/01/98, Residential Mortgage Loans, Series Telebanc 1998-WH16, between WMMSC f/k/a PNCMSC and E Trade Bank.

POOLING AND SERVICING AGREEMENT, dated 03/01/99, Mortgage Pass-Through Certificate, Series FNT 1999-2, between WMMSC f/k/a PNCMSC and Bank One National Association.

SERVICING AGREEMENT, dated 03/01/99, Residential Mortgage Loans, Series Telebanc 1999-WH3, between WMMSC f/k/a PNCMSC and E Trade Bank.

SERVICING AGREEMENT, dated 03/01/99, Residential Mortgage Loans, Series 1997-BWH1, between WMMSC and Net Bank.

SERVICING AGREEMENT, dated 07/01/97, Residential Mortgage Loans, Series 1997-BWH1, between WMMSC f/k/a PNCMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 04/01/99, Mortgage Pass-Through Certificate, Series Telebanc III, between WMMSC f/k/a PNCMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 04/01/99, Mortgage Pass-Through Certificate, Series FNT 1999-3, between WMMSC f/k/a PNCMSC and Bank One National Association.

SERVICING AGREEMENT, dated 06/01/99, Residential Mortgage Loans, Series 1999-WH9, between WMMSC f/k/a PNCMSC and Matrix Capital Bank.

SERVICING AGREEMENT, dated 05/01/99, Residential Mortgage Loans, Series Telebanc 1999- WH3B, between WMMSC f/k/a PNCMSC and E Trade Bank.

SERVICING AGREEMENT, dated 07/01/99, Residential Mortgage Loans, Series 1999-WH10, between WMMSC f/k/a PNCMSC and CSFB f/k/a DLJ.

SERVICING AGREEMENT, dated 09/01/99, Residential Mortgage Loans, Series 1999-WH12, between WMMSC and First Union National Bank.

SERVICING AGREEMENT, dated 10/01/99, Residential Mortgage Loans, Series 1999-WH14, between WMMSC f/k/a PNCMSC and CSFB f/k/a DLJ.

SERVICING AGREEMENT, dated 12/01/99, Residential Mortgage Loans, Series 1999-WH15, between WMMSC f/k/a PNCMSC and JP Morgan Chase.

(page)


POOLING AND SERVICING AGREEMENT, dated 02/01/00, Mortgage Pass-Through Certificate, Series PNCMT 2000-1, between WMMSC and JP Morgan Chase.

FLOW SERVICING AGREEMENT, dated 05/01/00, Residential Mortgage Loans, Series DLJ Flow Pool, between WMMSC and CSFB f/k/a DLJ.

SERVICING AGREEMENT, dated 07/01/00, Residential Mortgage Loans, Series 2000-WH7, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 08/01/00, Mortgage Pass-Through Certificate, Series FNT 2000-1, between WMMSC f/k/a PNCMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated 09/01/00, Mortgage Pass-Through Certificate, Series DLJ ABS 2000-3, between WMMSC and The Chase Manhattan Bank.

SERVICING AGREEMENT, dated 10/01/00, Residential Mortgage Loans, Series 2000-WH12, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated 11/01/00, Residential Mortgage Loans, Series 2000-WH14, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated 10/01/00, Residential Mortgage Loans, Series 2000-WH13, between WMMSC f/k/a PNCMSC and Virtual Bank.

SERVICING AGREEMENT, dated 12/01/00, Residential Mortgage Loans, Series 2000-WH15, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 01/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-1, between WMMSC and JP Morgan Chase.

SERVICING AGREEMENT, dated 02/01/01, Residential Mortgage Loans, Series 2001-RP1, between WMMSC and State Street Bank.

FLOW SERVICING AGREEMENT, dated 04/01/01, Residential Mortgage Loans, Series 2001-FL1, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 05/01/01, Mortgage Pass-Through Certificate, Series SASCO 2001-8A, between WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated 01/01/01, Residential Mortgage Loans, Series 2001-WH3, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 02/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-4, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 02/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-AR7, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 03/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-9, between WMMSC and JP Morgan Chase.

(page)


POOLING AND SERVICING AGREEMENT, dated 05/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-11, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 05/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-AR14, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 06/01/01, Mortgage Pass-Through Certificate, Series FNT 2001-2, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 07/01/01, Mortgage Pass-Through Certificate, Series WAMU 2001-9, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 08/01/01, Mortgage Pass-Through Certificate, Series FNT 2001-4, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 08/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-AR19, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 09/01/01, Mortgage Pass-Through Certificate, Series Chase 2001-S5, between WMMSC and Citibank, N.A.

POOLING AND SERVICING AGREEMENT, dated 10/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-26, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 11/01/01, Mortgage Pass-Through Certificate, Series WAMU 2001-AR3, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 11/01/01, Mortgage Pass-Through Certificate, Series WAMMS 2001-MS14, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 11/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-28, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 11/01/01, Mortgage Pass-Through Certificate, Series Chase 2001-S7, between WMMSC and Citibank, N.A.

POOLING AND SERVICING AGREEMENT, dated 12/01/01, Mortgage Pass-Through Certificate, Series WAMMS 2001-MS15, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 12/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-33, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 12/01/01, Mortgage Pass-Through Certificate, Series Thornburg 2001-2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 01/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-S1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 01/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS1, between WMMSC and State Street Bank & Trust.

(page)


POOLING AND SERVICING AGREEMENT, dated 01/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-AR2, between WMMSC and Chase Home Mortgage.

POOLING AND SERVICING AGREEMENT, dated 02/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-S2, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 02/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-5, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 02/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-7, between WMMSC and JP Morgan Chase.

SERVICING AGREEMENT, dated 03/01/02, Residential Mortgage Loans, Series 2002-WH3, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 03/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS2, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 03/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-9, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 03/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-AR1, between WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated 03/01/02, Residential Mortgage Loans, Series 2002-WH4, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated 04/01/02, Residential Mortgage Loans, Series 2002-WH5, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 04/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS3, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 06/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR7, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 04/01/02, Residential Mortgage Loans, Series 2002-WH6, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated 04/01/02, Residential Mortgage Loans, Series 2002-WH7, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 04/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-10, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 04/01/02, Mortgage Pass-Through Certificate, Series Chase 2002-S6, between WMMSC and Citibank, N.A.

SERVICING AGREEMENT, dated 05/01/02, Residential Mortgage Loans, Series 2002-WH8, between WMMSC and State Street Bank.

(page)


POOLING AND SERVICING AGREEMENT, dated 05/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-AR13, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 05/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS4, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 05/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-18, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 05/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-S3, between WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated 06/01/02, Residential Mortgage Loans, Series CSFB 2002-WH9, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 06/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-19, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 06/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-AR21, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 07/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-22, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 07/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS5, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 07/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-AR2, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 07/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-S5, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 07/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR8, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 07/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR9, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 08/01/02, Residential Mortgage Loans, Series 2002-WH11, between WMMSC and Raymond James Bank.

POOLING AND SERVICING AGREEMENT, dated 08/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS6, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 08/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-AR25, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 08/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-24, between WMMSC and JP Morgan Chase.

(page)


POOLING AND SERVICING AGREEMENT, dated 08/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR10, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 08/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR11, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 10/01/02, Residential Mortgage Loans, Series WMMSC 2002- WH13, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 09/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-26, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 09/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR12, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 09/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-AR27, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 09/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-S6, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 09/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR13, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 09/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR14, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 10/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS7, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 10/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-29, between WMMSC and Chase Home Mortgage.

SERVICING AGREEMENT, dated 11/01/02, Residential Mortgage Loans, Series 2002-WH15, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 10/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR17, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 10/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR15, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 10/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR16, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 10/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-S7, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 11/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS9, between WMMSC and State Street Bank & Trust.

(page)


POOLING AND SERVICING AGREEMENT, dated 11/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS8, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 11/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-AR31, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 11/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-30, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 11/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-AR3, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 11/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR18, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 11/01/02, Mortgage Pass-Through Certificate, Series UBS MALT 2002-3, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 11/01/02, Mortgage Pass-Through Certificate, Series AMAC 2002-9, between WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated 12/01/02, Residential Mortgage Loans, Series 2002-WH19, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 12/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS11, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 12/01/02, Mortgage Pass-Through Certificate, Series SASCO 2002-26, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 12/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS12, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 12/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-34, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 12/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-AR33, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 12/01/02, Mortgage Pass-Through Certificate, Series WAMMS 2002-MS10, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 12/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-S8, between WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated 12/01/02, Residential Mortgage Loans, Series 2002-WH17, between WMMSC f/k/a PNCMSC and Bay View Financial Trading Group.

POOLING AND SERVICING AGREEMENT, dated 12/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR19, between WMMSC and Deutsche Bank National Trust Co.

(page)


SERVICING AGREEMENT, dated 01/01/03, Residential Mortgage Loans, Series 2003-WH2, between WMMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 01/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS2, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 01/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 01/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-AR1, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 01/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-1, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 01/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR2, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated 01/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR1, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS3, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS5, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR5, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS7, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-7, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR3, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS4, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S1, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 03/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR9, between WMMSC and JP Morgan Chase.

(page)


POOLING AND SERVICING AGREEMENT, dated 03/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS6, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 03/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S2, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 03/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR4, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 03/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-8, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 03/01/03, Mortgage Pass-Through Certificate, Series Thornburg 2003-2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 04/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S3, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 04/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR5, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 04/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS8, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 04/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-AR2, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 04/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR12, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 04/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-10, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated 04/01/03, Mortgage Pass-Through Certificate, Series UBS MALT 2003-3, between WMMSC and Bank One, National Association.

POOLING AND SERVICING AGREEMENT, dated 05/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR6, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 05/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S5, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 05/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-11, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 05/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S4, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 05/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR15, between WMMSC and JP Morgan Chase.

(page)


POOLING AND SERVICING AGREEMENT, dated 10/01/02, Mortgage Pass-Through Certificate, Series CSFB 2002-AR28, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 06/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-AR3, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 06/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-17, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 06/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR18, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 06/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR7, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 07/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S7, between WMMSC and Citibank, N.A.

POOLING AND SERVICING AGREEMENT, dated 07/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR8, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 07/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-19, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 07/01/03, Mortgage Pass-Through Certificate, Series UBS MARM 2003-2, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 07/01/03, Mortgage Pass-Through Certificate, Series UBS MALT 2003-5, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 07/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR20, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 08/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR9, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 08/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-AR4, between WMMSC and US Bank National Association.

SERVICING AGREEMENT, dated 08/01/03, Residential Mortgage Loans, Series CSFB 2003-WH16, between WMMSC and CSFB.

POOLING AND SERVICING AGREEMENT, dated 08/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR22, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 08/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-21, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated 08/01/03, Mortgage Pass-Through Certificate, Series UBS MALT 2003-6, between WMMSC and JP Morgan Chase.

(page)


POOLING AND SERVICING AGREEMENT, dated 08/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S8, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 09/01/03, Mortgage Pass-Through Certificate, Series UBS MARM 2003-4, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 09/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-23, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated 09/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR24, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 09/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S9, between WMMSC and Citibank, N.A.

POOLING AND SERVICING AGREEMENT, dated 09/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S10, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 09/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR10, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 09/01/03, Mortgage Pass-Through Certificate, Series BAFC 2003-3, between WMMSC and Wells Fargo Bank, NA.

SERVICING AGREEMENT, dated 09/01/03, Residential Mortgage Loans, Series 2003-WH18, between WMMSC and Bank of New York.

POOLING AND SERVICING AGREEMENT, dated 10/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR11, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 10/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S11, between WMMSC and Citibank, N.A.

POOLING AND SERVICING AGREEMENT, dated 10/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S12, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 10/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR26, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 10/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-25, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated 10/01/03, Mortgage Pass-Through Certificate, Series UBS MARM 2003-5, between WMMSC and JP Morgan Chase.

SERVICING AGREEMENT, dated 12/01/03, Residential Mortgage Loans, Series 2003-WH20, between WMMSC and Raymond James Bank.

POOLING AND SERVICING AGREEMENT, dated 11/01/03, Mortgage Pass-Through Certificate, Series WAMMS 2003-MS9, between WMMSC and US Bank National Association.

(page)


POOLING AND SERVICING AGREEMENT, dated 11/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S13, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 11/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR28, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 11/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-27, between WMMSC and Bank One National Association.

POOLING AND SERVICING AGREEMENT, dated 12/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-29, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 12/01/03, Mortgage Pass-Through Certificate, Series CSFB 2003-AR30, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 12/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-AR12, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 01/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-AR1, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 01/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-1, between WMMSC and Wachovia Bank, NA.

SERVICING AGREEMENT, dated 01/01/04, Residential Mortgage Loans, Series 2004-WH2, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 01/01/04, Residential Mortgage Loans, Series 2004-WHl, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 02/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-AR2, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 02/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-1, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 02/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-2, between WMMSC and Wachovia Bank, NA.

SERVICING AGREEMENT, dated 02/01/04, Residential Mortgage Loans, Series 2004-WH5, between WMMSC and Wachovia Bank, NA.

SERVICING AGREEMENT, dated 02/01/04, Residential Mortgage Loans, Series 2004-WH6, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 02/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR1, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 02/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-S1, between WMMSC and Citibank, N.A.

(page)


SERVICING AGREEMENT, dated 02/01/04, Residential Mortgage Loans, Series 2004-WH4, between WMMSC and Merrill Lynch.

SERVICING AGREEMENT, dated 03/01/04, Residential Mortgage Loans, Series 2004-WH7, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 03/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-AR3, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 03/01/04, Mortgage Pass-Through Certificate, Series UBS MARM 2004-3, between WMMSC and JP Morgan Chase.

SERVICING AGREEMENT, dated 04/01/04, Residential Mortgage Loans, Series 2004-WH9, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 04/01/04, Mortgage Pass-Through Certificate, Series WAMMS 2004-RA1, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 04/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-AR4, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 04/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-3, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 04/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-4, between WMMSC and Wachovia Bank, NA.

SERVICING AGREEMENT, dated 04/01/04, Residential Mortgage Loans, Series 2004-WH10, between WMMSC and Raymond James Bank.

POOLING AND SERVICING AGREEMENT, dated 04/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 04/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR3, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 04/01/04, Residential Mortgage Loans, Series 2004-WH13, between WMMSC and EMC Mortgage Corp.

POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-CB1, between WMMSC and Citibank, N.A.

SERVICING AGREEMENT, dated 10/01/04, Residential Mortgage Loans, Series 2004-WH16, between WMMSC and Bay View Financial Trading Group.

POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-AR5, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-5, between WMMSC and Wachovia Bank, NA.

(page)


POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series UBS MARM 2004-5, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series MSM 2004-3, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series GSR 2004-6F, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-S2, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR4, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR5, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 05/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR6, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 05/01/04, Residential Mortgage Loans, Series 2004-WH17, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 05/01/04, Residential Mortgage Loans, Series 2004-WH18, between WMMSC and Bay View Financial Training Group.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-CB2, between WMMSC and Citibank, N.A.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series CBASS 2004-RP1, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series WAMMS 2004-RA2, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-AR6, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series UBS MARM 2004-6, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series MSM 2004-5, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-6, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR8, between WMMSC and Deutsche Bank National Trust Co.

(page)


POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-S3, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR7, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 07/01/04, Residential Mortgage Loans, Series 2004-WH26, between WMMSC and Washington Mutual Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 07/01/04, Mortgage Pass-Through Certificate, Series MSM 2004-6AR, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 07/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-AR7, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 07/01/04, Mortgage Pass-Through Certificate, Series WAMMS 2004-RA3, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 07/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-4, between WMMSC and US Bank National Association.

SERVICING AGREEMENT, dated 09/01/04, Residential Mortgage Loans, Series 2004-WH29, between WMMSC and LaSalle Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 07/01/04, Mortgage Pass-Through Certificate, Series UBS MARM 2004-7, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 07/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-7, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 07/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR9, between WMMSC and Citibank, N.A.

POOLING AND SERVICING AGREEMENT, dated 07/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR10, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 07/01/04, Residential Mortgage Loans, Series 2004-WH23, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 08/01/04, Residential Mortgage Loans, Series 2004-WH21, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-CB3, between WMMSC and Citibank, N.A.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-AR8, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-5, between WMMSC and US Bank National Association.

(page)


POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series MSM 2004-7AR, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series MSM 2004-4, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series UBS MARM 2004-8, between WMMSC and JP Morgan Chase.

SERVICING AGREEMENT, dated 08/01/04, Residential Mortgage Loans, Series 2004-WH28, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-9, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-8, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR11, between WMMSC and Citibank, N.A.

SERVICING AGREEMENT, dated 09/01/04, Residential Mortgage Loans, Series 2004-WH30, between WMMSC and CSFB f/k/a DLJMC.

SERVICING AGREEMENT, dated 09/01/04, Residential Mortgage Loans, Series 2004-WH31, between WMMSC and Bay View Financial Trading Group.

POOLING AND SERVICING AGREEMENT, dated 09/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-6, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 09/01/04, Mortgage Pass-Through Certificate, Series BAFC 2004-3, between WMMSC and Wells Fargo Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 09/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-10, between WMMSC and Wachovia Bank, NA.

SERVICING AGREEMENT, dated 09/01/04, Residential Mortgage Loans, Series 2004-WH34, between WMMSC and Washington Mutual Bank, NA.

SERVICING AGREEMENT, dated 10/01/04, Residential Mortgage Loans, Series 2004-WH35, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 10/01/04, Residential Mortgage Loans, Series 2004-WH27, between WMMSC and Hudson City Savings Bank.

SERVICING AGREEMENT, dated 10/01/04, Residential Mortgage Loans, Series 2004-WH33, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 10/01/04, Residential Mortgage Loans, Series 2004-WH36, between WMMSC and Washington Mutual Bank, NA.

(page)


POOLING AND SERVICING AGREEMENT, dated 10/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-CB4, between WMMSC and LaSalle Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 10/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-7, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 10/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-11, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 10/01/04, Mortgage Pass-Through Certificate, Series UBS MARM 2004-12, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 10/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR12, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 11/01/04, Residential Mortgage Loans, Series 2004-WH32, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 11/01/04, Residential Mortgage Loans, Series 2004-WH37, between WMMSC and Hudson City Savings Bank.

POOLING AND SERVICING AGREEMENT, dated 11/01/04, Mortgage Pass-Through Certificate, Series BAFC 2004-4, between WMMSC and Wachovia Bank, NA.

SERVICING AGREEMENT, dated 12/01/04, Residential Mortgage Loans, Series 2004-WH39, between WMMSC and Greenpoint Bank.

SERVICING AGREEMENT, dated 11/01/04, Residential Mortgage Loans, Series 2004-WH38, between WMMSC and LaSalle Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 11/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-8, between WMMSC and US Bank National Association.

SERVICING AGREEMENT, dated 11/01/04, Residential Mortgage Loans, Series 2004-WH41, between WMMSC and Washington Mutual Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 11/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-12, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 11/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR13, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 12/01/04, Residential Mortgage Loans, Series 2004-WH42, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 12/01/04, Mortgage Pass-Through Certificate, Series CSFB ARMT 2004-5, between WMMSC and HSBC Bank-USA, National Association.

POOLING AND SERVICING AGREEMENT, dated 12/01/04, Mortgage Pass-Through Certificate, Series BAFC 2004-D, between WMMSC and Wachovia Bank, NA.

(page)


SERVICING AGREEMENT, dated 12/01/04, Residential Mortgage Loans, Series 2004-WH44, between WMMSC and Washington Mutual Bank, NA.

SERVICING AGREEMENT, dated 12/01/04, Residential Mortgage Loans, Series 2004-WH45, between WMMSC and Washington Mutual Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 12/01/04, Mortgage Pass-Through Certificate, Series UBS MALT 2004-13, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 12/01/04, Mortgage Pass-Through Certificate, Series WAMU 2004-AR14, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 02/01/98, Residential Mortgage Loans, Series 1997-WH7, between WMMSC f/k/a PNCMSC and US Bank National Association.

SERVICING AGREEMENT, dated 10/01/97, Residential Mortgage Loans, Series 1997-WH7, between WMMSC f/k/a PNCMSC and US Bank National Association.

PARTICIPATION AGREEMENT, dated 02/01/96, Residential Mortgage Loans, Series MLCC/1996-PA4, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 01/01/01, Mortgage Pass-Through Certificate, Series PNCBK 2001-MS1, between WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated 12/01/02, Residential Mortgage Loans, Series 2002-WH20, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated 01/01/03, Residential Mortgage Loans, Series PNC/ABN AMRO, between WMMSC and State Street Bank & Trust.

SERVICING AGREEMENT, dated 04/01/04, Residential Mortgage Loans, Series 2004-WH8, between WMMSC and State Street Bank.

SERVICING AGREEMENT, dated 02/01/99, Residential Mortgage Loans, Series 1999-WH1, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 04/01/99, Residential Mortgage Loans, Series 1999-WH4A, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 04/01/99, Residential Mortgage Loans, Series 1999-WH4, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 05/01/99, Residential Mortgage Loans, Series 1999-WH4B, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 07/01/99, Residential Mortgage Loans, Series 1999-WH4F, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 07/01/99, Residential Mortgage Loans, Series 1999-WH4E, between WMMSC f/k/a PNCMSC and Soverign Bank.

(page)


SERVICING AGREEMENT, dated 07/01/99, Residential Mortgage Loans, Series 1999-WH4D, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 06/01/99, Residential Mortgage Loans, Series 1999-WH4C, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 07/01/99, Residential Mortgage Loans, Series 1999-WH4H, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 09/01/99, Residential Mortgage Loans, Series 1999-WH4L, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 08/01/99, Residential Mortgage Loans, Series 1999-WH4K, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 08/01/99, Residential Mortgage Loans, Series 1999-WH4J, between WMMSC f/k/a PNCMSC and Soverign Bank.

POOLING AND SERVICING AGREEMENT, dated 12/01/97, Mortgage Pass-Through Certificate, Series 1997 BWH-2, between WMMSC f/k/a PNCMSC and Chase Manhattan Mortgage Corp.

SERVICING AGREEMENT, dated 09/01/97, Residential Mortgage Loans, Series 1997-WH4, between WMMSC f/k/a PNCMSC and New York Life.

POOLING AND SERVICING AGREEMENT, dated 02/01/98, Mortgage Pass-Through Certificate, Series 1998 BWH-1, between WMMSC f/k/a PNCMSC and Chase Manhattan Mortgage Corp.

SERVICING AGREEMENT, dated 09/01/98, Residential Mortgage Loans, Series 1998-WH11, between WMMSC f/k/a PNCMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 04/01/98, Residential Mortgage Loans, Series 1998-WH4, between WMMSC f/k/a PNCMSC and New York Life.

SERVICING AGREEMENT, dated 05/01/98, Residential Mortgage Loans, Series 1998-WH6, between WMMSC f/k/a PNCMSC and US Bank National Association.

SERVICING AGREEMENT, dated 08/01/98, Residential Mortgage Loans, Series 1998-WH9, between WMMSC f/k/a PNCMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 01/01/99, Mortgage Pass-Through Certificate, Series 1999-A2 Indy Mac, between WMMSC f/k/a PNCMSC and Bank of New York.

SERVICING AGREEMENT, dated 01/01/00, Residential Mortgage Loans, Series 2000-WH1, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 01/01/00, Residential Mortgage Loans, Series 2000-WH2, between WMMSC f/k/a PNCMSC and Soverign Bank.

SERVICING AGREEMENT, dated 01/01/03, Residential Mortgage Loans, Series 2003-WH1, between WMMSC and Treasury Bank.

(page)


SERVICING AGREEMENT, dated 05/01/03, Residential Mortgage Loans, Series 2003-WH12, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 05/01/03, Residential Mortgage Loans, Series 2003-WH14, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 12/01/03, Residential Mortgage Loans, Series 2003-WH19, between WMMSC and Bank of New York.

SERVICING AGREEMENT, dated 04/01/04, Residential Mortgage Loans, Series 2004-WH11, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 05/01/04, Residential Mortgage Loans, Series 2004-WH14, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 06/01/04, Residential Mortgage Loans, Series 2004-WH19, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 07/01/04, Residential Mortgage Loans, Series 2004-WH20, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 07/01/04, Residential Mortgage Loans, Series 2004-WH24, between WMMSC and US Bank Corporate Trust Services.

SERVICING AGREEMENT, dated 12/01/04, Residential Mortgage Loans, Series 2004-WH40, between WMMSC and Bay View Financial Trading Group.

SERVICING AGREEMENT, dated 12/01/04, Residential Mortgage Loans, Series 2004-WH43, between WMMSC and Washington Mutual Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 09/01/03, Mortgage Pass-Through Certificate, Series ABN AMRO 2003-11, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 11/01/03, Mortgage Pass-Through Certificate, Series ABN AMRO 2003-12, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 12/01/03, Mortgage Pass-Through Certificate, Series ABN AMRO 2003-13, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 02/01/03, Mortgage Pass-Through Certificate, Series ABN AMRO 2003-3, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 03/01/03, Mortgage Pass-Through Certificate, Series ABN AMRO 2003-4, between WMMSC and US Bank Corporate Trust Services.

POOLING AND SERVICING AGREEMENT, dated 05/01/03, Mortgage Pass-Through Certificate, Series AMAC 2003-6, between WMMSC and JP Morgan Chase.

SERVICING AGREEMENT, dated 02/01/97, Residential Mortgage Loans, Series Bank Atlantic 1998-WH1, between WMMSC f/k/a PNCMSC and Bank Atlantic.

(page)


SERVICING AGREEMENT, dated 09/01/04, Residential Mortgage Loans, Series Bank Atlantic 2004-WH25, between WMMSC and Bank Atlantic.

FLOW SERVICING AGREEMENT, dated 04/01/03, Residential Mortgage Loans, Series Bank of America Flow Agreement, between WMMSC and Bank of America, NA.

FLOW SERVICING AGREEMENT, dated 03/01/03, Residential Mortgage Loans, Series Bank of America Flow Agreement, between WMMSC and Bank of America.

SERVICING AGREEMENT, dated 05/01/04, Residential Mortgage Loans, Series Bank of New York 2004-WH12, between WMMSC and Bank of New York.

SERVICING AGREEMENT, dated 02/01/04, Residential Mortgage Loans, Series Bank of New York 2004-WH3, between WMMSC and Bank of New York.

POOLING AND SERVICING AGREEMENT, dated 04/01/03, Mortgage Pass-Through Certificate, Series Bay View 2003-C, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 07/01/03, Mortgage Pass-Through Certificate, Series Bay View 2003-D, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 03/01/03, Mortgage Pass-Through Certificate, Series Bay View 2003-WH5, between WMMSC and Bay View Financial Trading Group.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series Bay View 2004-C, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 12/01/04, Mortgage Pass-Through Certificate, Series Bay View 2004-D, between WMMSC and Wachovia Bank, NA.

MORTGAGE LOAN PURCHASE AND SERVICING AGREEMENT, dated 11/01/02, Residential Mortgage Loans, Series Bay view Call Pool, between WMMSC f/k/a PNCMSC and Bay View Financial Trading Group.

POOLING AND SERVICING AGREEMENT, dated 03/01/00, Mortgage Pass-Through Certificate, Series Capstead I, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 03/01/00, Mortgage Pass-Through Certificate, Series Capstead II, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 03/01/00, Mortgage Pass-Through Certificate, Series Capstead III, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 11/01/97, Mortgage Pass-Through Certificate, Series CMC 1997-H, between WMMSC f/k/a PNCMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 01/01/01, Mortgage Pass-Through Certificate, Series CSFB 2001-2, between WMMSC and JP Morgan Chase.

SERVICING AGREEMENT, dated 04/01/03, Residential Mortgage Loans, Series CSFB 2003-WH11, between WMMSC and CSFB.

(page)


SERVICING AGREEMENT, dated 05/01/03, Residential Mortgage Loans, Series CSFB 2003-WH13, between WMMSC and CSFB.

SERVICING AGREEMENT, dated 07/01/03, Residential Mortgage Loans, Series CSFB 2003-WH15, between WMMSC and CSFB.

SERVICING AGREEMENT, dated 09/01/03, Residential Mortgage Loans, Series CSFB 2003-WH17, between WMMSC and CSFB.

SERVICING AGREEMENT, dated 02/01/03, Residential Mortgage Loans, Series CSFB 2003-WH7, between WMMSC and CSFB.

SERVICING AGREEMENT, dated 03/01/03, Residential Mortgage Loans, Series CSFB 2003-WH8, between WMMSC and CSFB.

POOLING AND SERVICING AGREEMENT, dated 09/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-ARMT1, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 10/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-ARMT2, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 11/01/04, Mortgage Pass-Through Certificate, Series CSFB 2004-ARMT4, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 06/01/00, Mortgage Pass-Through Certificate, Series DLJABS 2000-2, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 02/01/99, Mortgage Pass-Through Certificate, Series Indy Mac Rast A3, between WMMSC f/k/a PNCMSC and Bank of New York.

POOLING AND SERVICING AGREEMENT, dated 07/01/01, Mortgage Pass-Through Certificate, Series MLMI 2001-1 WM1, between WMMSC and Wells Fargo Bank Minnesota, NA.

SERVICING AGREEMENT, dated 09/01/00, Residential Mortgage Loans, Series New York Life 2000-WH9, between WMMSC f/k/a PNCMSC and First Union National Bank.

SERVICING AGREEMENT, dated 01/01/02, Residential Mortgage Loans, Series New York Life 2002-WH1, between WMMSC f/k/a PNCMSC and First Union National Bank.

PARTICIPATION AGREEMENT, dated 11/01/93, Residential Mortgage Loans, Series PNCMSC 1993-PA2A, between WMMSC f/k/a PNCMSC and US Bank National Association.

PARTICIPATION AGREEMENT, dated 11/01/93, Residential Mortgage Loans, Series PNCMSC 1993-PA2B, between WMMSC f/k/a PNCMSC and US Bank National Association.

PARTICIPATION AGREEMENT, dated 07/01/95, Residential Mortgage Loans, Series PNCMSC 1994-PA2, between WMMSC f/k/a PNCMSC and Chase Bank of Texas, NA.

PARTICIPATION AGREEMENT, dated 11/01/94, Residential Mortgage Loans, Series PNCMSC 1994-PA2, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

(page)


PARTICIPATION AGREEMENT, dated 06/01/98, Residential Mortgage Loans, Series PNCMSC 1994-PA2, between WMMSC f/k/a PNCMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 09/01/95, Mortgage Pass-Through Certificate, Series PNCMSC 1995-PRI, between WMMSC f/k/a PNCMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 02/01/96, Mortgage Pass-Through Certificate, Series PNCMSC 1996-1, between WMMSC f/k/a PNCMSC and Bank United Financial Corp.

PARTICIPATION AGREEMENT, dated 01/01/96, Residential Mortgage Loans, Series PNCMSC 1996-PA1, between WMMSC f/k/a PNCMSC and US Bank National Association.

PARTICIPATION AGREEMENT, dated 10/01/96, Residential Mortgage Loans, Series PNCMSC 1996-PA10, between WMMSC f/k/a PNCMSC and US Bank National Association.

PARTICIPATION AGREEMENT, dated 02/01/96, Residential Mortgage Loans, Series PNCMSC 1996-PA4, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

PARTICIPATION AGREEMENT, dated 03/01/96, Residential Mortgage Loans, Series PNCMSC 1996-PA6, between WMMSC f/k/a PNCMSC and US Bank National Association.

PARTICIPATION AGREEMENT, dated 06/01/96, Residential Mortgage Loans, Series PNCMSC 1996-PA8, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

PARTICIPATION AGREEMENT, dated 10/01/96, Residential Mortgage Loans, Series PNCMSC 1996-PA9, between WMMSC f/k/a PNCMSC and US Bank National Association.

PARTICIPATION AGREEMENT, dated 02/01/99, Residential Mortgage Loans, Series PNCMSC 1996-PAA, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 09/01/97, Mortgage Pass-Through Certificate, Series PNCMSC 1997-MS1, between WMMSC f/k/a PNCMSC and Crestar Mortgage Corp.

PARTICIPATION AGREEMENT, dated 07/01/97, Residential Mortgage Loans, Series PNCMSC 1997-PA2, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 06/01/97, Mortgage Pass-Through Certificate, Series PNCMSC 1997-PR1, between WMMSC f/k/a PNCMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 10/01/98, Mortgage Pass-Through Certificate, Series PNCMSC 1998-10, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 11/01/98, Mortgage Pass-Through Certificate, Series PNCMSC 1998-12, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 09/01/98, Mortgage Pass-Through Certificate, Series PNCMSC 1998-8, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 09/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-10, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

(page)


POOLING AND SERVICING AGREEMENT, dated 10/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-11, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 12/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-12, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 02/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-2, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 03/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-3, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 04/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-4, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 05/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-5, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 07/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-8, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 08/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-9, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 07/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-A, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 12/01/99, Mortgage Pass-Through Certificate, Series PNCMSC 1999-FSB-1, between WMMSC f/k/a PNCMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 09/01/02, Mortgage Pass-Through Certificate, Series SBMSI 2002-HYB1, between WMMSC and US Bank National Association as Trustee and Citibank, N.A. as Trust Administrator.

SERVICING AGREEMENT, dated 11/01/98, Residential Mortgage Loans, Series Sovereign 1998-WH13, between WMMSC f/k/a PNCMSC and Soverign Bank.

POOLING AND SERVICING AGREEMENT, dated 10/01/98, Mortgage Pass-Through Certificate, Series Telebanc I, between WMMSC f/k/a PNCMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 10/01/98, Mortgage Pass-Through Certificate, Series Telebanc II, between WMMSC f/k/a PNCMSC and State Street Bank.

POOLING AND SERVICING AGREEMENT, dated 10/01/01, Mortgage Pass-Through Certificate, Series Thornburg 2001-1, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 11/01/98, Mortgage Pass-Through Certificate, Series TMA 1998-1, between WMMSC f/k/a PNCMSC and Deutsche Bank National Trust Co.

(page)


FLOW SERVICING AGREEMENT, dated 10/01/02, Residential Mortgage Loans, UBS Flow Agreement, between WMMSC and UBS Real Estate Securities, Inc.

POOLING AND SERVICING AGREEMENT, dated 05/01/03, Mortgage Pass-Through Certificate, Series UBS MALT 2003-4, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 08/01/02, Mortgage Pass-Through Certificate, Series UBS MASTER 2002-6, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 11/01/02, Mortgage Pass-Through Certificate, Series UBS MASTER 2002-8, between WMMSC and State Street Bank & Trust.

POOLING AND SERVICING AGREEMENT, dated 10/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-10, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 11/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-11, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 12/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-12, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 03/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-3, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 04/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-4, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 05/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-5, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 06/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-6, between WMMSC and JP Morgan Chase.

POOLING AND SERVICING AGREEMENT, dated 07/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-7, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 08/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-8, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 09/01/03, Mortgage Pass-Through Certificate, Series UBS MASTER 2003-9, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 01/01/04, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-1, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 10/01/04, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-10, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 11/01/04, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-11, between WMMSC and US Bank National Association.

(page)


POOLING AND SERVICING AGREEMENT, dated 02/01/04, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-3, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 03/01/04, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-4, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 04/01/04, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-5, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 06/01/04, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-6, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 07/01/04, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-8, between WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 08/01/04, Mortgage Pass-Through Certificate, Series UBS MASTER 2004-9, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 06/01/03, Mortgage Pass-Through Certificate, Series WAMU 2003-S6, between WMMSC and US Bank National Association.

POOLING AND SERVICING AGREEMENT, dated 10/01/04, Mortgage Pass-Through Certificate, Series WAMMS 2004-R4, between WMMSC and LaSalle Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 02/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR2, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 03/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR4, between WMMSC and Deutsche Bank National Trust Co.

POOLING AND SERVICING AGREEMENT, dated 05/01/02, Mortgage Pass-Through Certificate, Series WAMU 2002-AR6, between WMMSC and Deutsche Bank National Trust Co.

SERVICING AGREEMENT, dated 04/01/03, Residential Mortgage Loans, WAMU 2003-WH10, between WMMSC and Washington Mutual Bank, FA.

MASTER SERVICING AGREEMENT, dated 07/23/03, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. and Federal Home Loan Bank of Atlanta (FHLB).

SERVICING AGREEMENT, dated 02/01/01, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. and Federal Home Loan Bank of Seattle (FHLB).

SERVICING AGREEMENT, dated 04/01/01, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. and Washington Mutual Bank, FA.

SERVICING AGREEMENT, dated 12/01/00, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. f/k/a PNC Mortgage Securities Corp. and Federal Home Loan Bank Cincinnati (FHLB).

(page)


SERVICING AGREEMENT, dated 12/01/00, Residential Mortgage Loans, between Washington Mutual Mortgage Securities Corp. f/k/a PNC Mortgage Securities Corp. and Federal Home Loan Bank Indianapolis (FHLB).

POOLING AND SERVICING AGREEMENT, dated 01/01/05, Mortgage Pass-Through Certificate, Series WAMU 2005-AR1, among WMMSC, Deutsche Bank National Trust Co., et al.

POOLING AND SERVICING AGREEMENT, dated 01/01/05, Mortgage Pass-Through Certificate, Series WAMU 2005-AR2, among WMMSC, Deutsche Bank National Trust Co., et al.

MORTGAGE LOAN PURCHASE AND SERVICING AGREEMENT, dated 01/01/05, Residential Mortgage Loans, Series 2005-WH1, between WMMSC and DB Structured Products, Inc.

POOLING AND SERVICING AGREEMENT, dated 01/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-1, among Credit Suisse First Boston Mortgage Securities Corp.("CSFBMSC"), WMMSC, US Bank National Association, et al.

SERVICING AGREEMENT DATED 8/1/2002, AS AMENDED, BETWEEN WMMSC AND UBS WARBURG REAL ESTATE SECURITIES INC ("UBS") AND ASSIGNED PURSUANT TO AN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT DATED AS OF 1/28/2005 AMONG UBS, WMMSC AND MORTGAGE ASSET SECURITZATION TRANSACTIONS, INC. ("MAST") WITH RESPECT TO THAT CERTAIN POOLING AND SERVICING AGREEMENT, dated 01/01/05, Mortgage Pass-Through Certificate, Series UBS MALT 2005-1, among MAST, US Bank National Association, et al.

SERVICING AGREEMENT DATED 8/1/2002, AS AMENDED, BETWEEN WMMSC AND UBS AND ASSIGNED PURSUANT TO AN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT DATED AS OF 1/28/2005 AMONG UBS, WMMSC AND MAST WITH RESPECT TO THAT CERTAIN POOLING AND SERVICING AGREEMENT, dated 01/01/05, Mortgage Pass-Through Certificate, Series UBS MARM 2005-1, among MAST, US Bank National Association, et al.

POOLING AND SERVICING AGREEMENT, dated 01/28/05, Mortgage Pass-Through Certificate, Series BAFC 2005-1, among Bank of America Funding Corporation, WMMSC, Wachovia Bank, NA, et al.

SERVICING AGREEMENT DATED 8/1/2002, AS AMENDED, BETWEEN WMMSC AND UBS AND ASSIGNED PURSUANT TO AN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT, dated 01/31/05, Residential Mortgage Loans, Series 2005-WH2, between UBS Real Estate Securities, Inc., WMMSC and Wachovia Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 02/01/05, Mortgage Pass-Through Certificate, Series WAMU 2005-AR3, among WMMSC, LaSalle Bank, NA, et al.

POOLING AND SERVICING AGREEMENT, dated 02/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-2, among CSFBMSC, WMMSC, US Bank National Association, et al.

SERVICING AGREEMENT DATED 8/1/2002, AS AMENDED, BETWEEN WMMSC AND UBS AND ASSIGNED PURSUANT TO AN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT DATED AS OF 2/25/2005 AMONG UBS, WMMSC AND MAST WITH RESPECT TO THAT CERTAIN POOLING AND SERVICING AGREEMENT, dated 02/01/05, Mortgage Pass- Through Certificate, Series UBS MALT 2005-2, among MAST, JP Morgan Chase, et al.

(page)


SERVICING AGREEMENT DATED 4/1/2001, WITH RESPECT TO THAT CERTAIN MEMORANDUM OF SALE, dated 02/01/05, Residential Mortgage Loans, Series CSFB FLOW, between WMMSC and DLJ Mortgage Capital, Inc.

SERVICING AGREEMENT DATED 9/1/2004, WITH RESPECT TO THE MEMORANDUM OF SALE, dated 02/01/05, Residential Mortgage Loans, Series CSFB FLOW-20, between WMMSC and DLJ Mortgage Capital, Inc.

POOLING AND SERVICING AGREEMENT, dated 03/01/05, Mortgage Pass-Through Certificate, Series WAMU 2005-AR4, among WMMSC, Deutsche Bank National Trust Co., et al.

SERVICING AGREEMENT DATED 8/1/2002, AS AMENDED, BETWEEN WMMSC AND UBS AND ASSIGNED PURSUANT TO AN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT DATED AS OF 3/30/2005 AMONG UBS, WMMSC AND MAST WITH RESPECT TO THAT CERTAIN POOLING AND SERVICING AGREEMENT, dated 03/01/05, Mortgage Pass-Through Certificate, Series UBS MALT 2005-3, among MAST, US Bank National Association, et al.

SERVICING AGREEMENT DATED 1/01/2005, BETWEEN DB STRUCTURED PRODUCTS, INC
("DB") AND WMMSC AS ASSIGNED PURSUANT TO AN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT DATED 3/30/2005 AMONG DB, WMMSC AND ACE SECURITIES
CORP., WITH RESPECT TO THAT CERTAIN POOLING AND SERVICING AGREEMENT, dated 03/01/05, Asset Backed Pass-Through Certificate, Series ACE 2005-SN1, among Ace Securities Corp, HSBC Bank-USA, National Association, et al.

POOLING AND SERVICING AGREEMENT, dated 03/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-3, among CSFBMSC, WMMSC, US Bank National Association, et al.

SERVICING AGREEMENT DATED 8/1/2002, AS AMENDED, BETWEEN WMMSC AND UBS AND ASSIGNED PURSUANT TO AN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT DATED AS OF 3/30/2005 AMONG UBS, WMMSC AND MAST WITH RESPECT TO THAT CERTAIN POOLING AND SERVICING AGREEMENT, dated 03/01/05, Mortgage Pass-Through Certificate, Series UBS MSSTR 2005-1, among MAST, US Bank National Association, et al.

SERVICING AGREEMENT DATED 4/1/2004, BETWEEN WMMSC AND BAYVIEW FINANCIAL, L.P. ("BAYVIEW") SUCCESSOR BY ASSIGNMENT TO EMC MORTGAGE CORPORATION AND MORTGAGE LOAN PURCHASE AND SERVICING AGREEMENT DATED 12/1/2004 BETWEEN WMMSC AND BAYVIEW, BOTH ASSIGNED PURSUANT TO A RECONSTITUTED SERVICING AGREEMENT DATED 4/8/2005 AMONG BAYVIEW FINANCIAL, L.P., WMMSC AND WACHOVIA BANK, NATIONAL ASSOCIATION AS TRUSTEE TO THAT CERTAIN POOLING AND SERVICING AGREEMENT, dated 03/01/05, Mortgage Pass-Through Certificate, Series BAYVIEW 2005-B, among Bayview Financial Securities Company, LLC, Wachovia Bank, NA, et al.

SERVICING AGREEMENTS DATED 1/1/2004 AND 10/1/2004, BETWEEN WMMSC AND BANK OF AMERICA, NATIONAL ASSOCIATION SUCCESSOR BY ASSIGNMENT TO DLJ MORTGAGE CAPITAL, INC., AS AMENDED PURSUANT TO THAT CERTAIN GLOBAL AMENDMENT DATED 7/28/2004, AND ASSIGNED PURSUANT TO THAT CERTAIN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT, dated 04/19/05, Residential Mortgage Loans, Series 2005-WH6, among Bank of America, National Association, WMMSC and Lehmann Brothers Bank, FSB.

(page)


SERVICING AGREEMENTS DATED 1/1/2004 AND 10/1/2004, BETWEEN WMMSC AND BANK OF AMERICA, NATIONAL ASSOCIATION SUCCESSOR BY ASSIGNMENT TO DLJ MORTGAGE CAPITAL, INC., AS AMENDED PURSUANT TO THAT CERTAIN GLOBAL AMENDMENT DATED 7/28/2004, AND ASSIGNED PURSUANT TO THAT CERTAIN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT, dated 04/19/05, Residential Mortgage Loans, Series 2005-WH12, among Bank of America, National Association, WMMSC and Lehmann Brothers Bank, FSB.

MORTGAGE LOAN PURCHASE AND SERVICING AGREEMENT, dated 04/01/05, Residential Mortgage Loans, Series 2005-WH8, between WMMSC and Bayview Financial, LP.

POOLING AND SERVICING AGREEMENT, dated 04/01/05, Mortgage Pass-Through Certificate, Series WAMU 2005-AR5, among WMMSC, LaSalle Bank, NA, et al.

POOLING AND SERVICING AGREEMENT, dated 04/01/05, Mortgage Pass-Through Certificate, Series WAMU 2005-AR6, among WMMSC, Deutsche Bank National Trust Co., et al.

POOLING AND SERVICING AGREEMENT, dated 04/01/05, Mortgage Pass-Through Certificate, Series WAMMS 2005-RA1, among WMMSC, LaSalle Bank, NA, et al.

POOLING AND SERVICING AGREEMENT, dated 04/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-4, among CSFBMSC, WMMSC, US Bank National Association, et al.

SERVICING AGREEMENTS DATED 1/1/2004 AND 10/1/2004, BETWEEN WMMSC AND BANK OF AMERICA, NATIONAL ASSOCIATION SUCCESSOR BY ASSIGNMENT TO DLJ MORTGAGE CAPITAL, INC., AS AMENDED PURSUANT TO THAT CERTAIN GLOBAL AMENDMENT DATED 7/28/2004, AND AS ULTIMATELY ASSIGNED PURSUANT TO THAT CERTAIN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT, dated 05/02/05, Residential Mortgage Loans, Series 2005-WH7, among Lehman Capital, a division of Lehman Brothers Holdings, Inc, WMMSC and E*Trade Bank.

SERVICING AGREEMENTS DATED 1/1/2004 AND 10/1/2004, BETWEEN WMMSC AND BANK OF AMERICA, NATIONAL ASSOCIATION SUCCESSOR BY ASSIGNMENT TO DLJ MORTGAGE CAPITAL, INC., AS AMENDED PURSUANT TO THAT CERTAIN GLOBAL AMENDMENT DATED 7/28/2004, AND AS ULTIMATELY ASSIGNED PURSUANT TO THAT CERTAIN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT, dated 05/02/05, Residential Mortgage Loans, Series 2005-WH13, among Lehman Capital, a division of Lehman Brothers Holdings, Inc, WMMSC and E*Trade Bank.

SERVICING AGREEMENTS DATED 1/1/2004 AND 10/1/2004, BETWEEN WMMSC AND BANK OF AMERICA, NATIONAL ASSOCIATION SUCCESSOR BY ASSIGNMENT TO DLJ MORTGAGE CAPITAL, INC., AS AMENDED PURSUANT TO THAT CERTAIN GLOBAL AMENDMENT DATED 7/28/2004, AND AS ULTIMATELY ASSIGNED PURSUANT TO THAT CERTAIN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT, dated 05/18/05, Residential Mortgage Loans, Series 2005-WH16, among Lehman Capital, a division of Lehman Brothers Holdings, Inc, WMMSC and E*Trade Bank.

SERVICING AGREEEMENT DATED 4/1/2004 WITH RESPECT TO THAT CERTAIN MEMORANDUM OF SALE, dated 05/25/05, Residential Mortgage Loans, Series 2005-WH5, between WMMSC and PNC Bank, NA.

(page)


SERVICING AGREEMENT DATED 4/1/2001, WITH RESPECT TO THAT CERTAIN MEMORANDUM OF SALE, dated 05/25/05, Residential Mortgage Loans, Series CSFB CALLED FLOW, between WMMSC and DLJ Mortgage Capital, Inc.

SERVICING AGREEMENTS DATED 1/1/2004 AND 10/1/2004, BETWEEN WMMSC AND BANK OF AMERICA, NATIONAL ASSOCIATION SUCCESSOR BY ASSIGNMENT TO DLJ MORTGAGE CAPITAL, INC., AS AMENDED PURSUANT TO THAT CERTAIN GLOBAL AMENDMENT DATED 7/28/2004, AND AS ULTIMATELY ASSIGNED PURSUANT TO THAT CERTAIN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT, dated 05/27/05, Residential Mortgage Loans, Series 2005-WH9, among Lehman Capital, a division of Lehman Brothers Holdings, Inc, WMMSC and Hudson City Savings Bank.

SERVICING AGREEMENTS DATED 1/1/2004 AND 10/1/2004, BETWEEN WMMSC AND BANK OF AMERICA, NATIONAL ASSOCIATION SUCCESSOR BY ASSIGNMENT TO DLJ MORTGAGE CAPITAL, INC., AS AMENDED PURSUANT TO THAT CERTAIN GLOBAL AMENDMENT DATED 7/28/2004, AND AS ULTIMATELY ASSIGNED PURSUANT TO THAT CERTAIN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT, dated 05/27/05, Residential Mortgage Loans, Series 2005-WH14, among Lehman Capital, a division of Lehman Brothers Holdings, Inc, WMMSC and Hudson City Savings Bank.

SERVICING AGREEMENT, dated 05/01/05, Residential Mortgage Loans, Series 2005-WH15, between WMMSC and JP Morgan Mortgage Acquisition Corp.

POOLING AND SERVICING AGREEMENT, dated 05/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-5, among CSFBMSC, WMMSC, US Bank National Association, et al.

SERVICING AGREEMENT DATED 4/1/2001, WITH RESPECT TO THAT CERTAIN MEMORANDUM OF SALE, dated 06/28/05, Residential Mortgage Loans, Series 2005-WH18, between WMMSC and DLJ Mortgage Capital, Inc.

SERVICING AGREEMENT DATED 1/01/2005, BETWEEN DB STRUCTURED PRODUCTS, INC
("DB") AND WMMSC AS ASSIGNED PURSUANT TO AN ASSIGNMENT, ASSUMPTION AND RECOGNITION AGREEMENT DATED 6/29/2005 AMONG DB, WMMSC AND ACE SECURITIES
CORP., WITH RESPECT TO THAT CERTAIN POOLING AND SERVICING AGREEMENT, dated 06/01/05, Asset Backed Pass-Through Certificate, Series ACE 2005-SD2, among Ace Securities Corp, HSBC Bank-USA, National Association, et al.

POOLING AND SERVICING AGREEMENT, dated 06/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-6, among CSFBMSC, WMMSC, US Bank National Association, et al.

MORTGAGE LOAN PURCHASE AND INTERIM SERVICING AGREEMENT DATED 11/1/2004, WITH RESPECT TO THAT CERTAIN ASSIGNMENT AND CONVEYANCE AGREEMENT, dated 07/28/05, Residential Mortgage Loans, Series 2005-WH19, between WMMSC and DLJ Mortgage Capital, Inc.

SERVICING AGREEMENT DATED 4/1/2001, WITH RESPECT TO THAT CERTAIN MEMORANDUM OF SALE, dated 07/28/05, Residential Mortgage Loans, Series 2005-WH2O, between WMMSC and DLJ Mortgage Capital, Inc.

MORTGAGE LOAN PURCHASE AND SERVICING AGREEMENT, dated 08/01/05, Residential Mortgage Loans, Series 2005-WH25, between WMMSC and Bayview Financial, LP.

(page)


SERVICING AGREEMENT, dated 08/01/05, Residential Mortgage Loans, Series 2005-WH24, between WMMSC and Merrill Lynch Bank & Trust.

MORTGAGE LOAN PURCHASE AND SERVICING AGREEMENT DATED 4/1/2005, BETWEEN WMMSC AND BAYVIEW FINANCIAL, L.P., AND ASSIGNED PURSUANT TO A RECONSTITUTED SERVICING AGREEEMENT DATED 8/31/2005 AMONG BAYVIEW FINANCIAL, L.P., WMMSC AND WACHOVIA BANK, NATIONAL ASSOCIATION AS TRUSTEE WITH RESPECT TO THAT CERTAIN POOLING AND SERVICING AGREEMENT, dated 08/01/05, Mortgage Pass-Through Certificate, Series BAYVIEW 2005-C, among Bayview Financial Securities Company, LLC, Wachovia Bank, NA, et al.

POOLING AND SERVICING AGREEMENT, dated 08/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-8, among CSFBMSC, WMMSC, US Bank National Association, et al.

SERVICING AGREEEMENT DATED 4/1/2004 WITH RESPECT TO THAT CERTAIN MEMORANDUM OF SALE, dated 09/23/05, Residential Mortgage Loans, Series 2005-WH26, between WMMSC and PNC Bank, NA.

POOLING AND SERVICING AGREEMENT, dated 09/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-9, among CSFBMSC, WMMSC, US Bank National Association, et al.

POOLING AND SERVICING AGREEMENT, dated 10/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-10, among CSFBMSC, WMMSC, US Bank National Association, et al.

SERVICING AGREEMENT DATED 4/1/2001, WITH RESPECT TO THAT CERTAIN MEMORANDUM OF SALE, dated 11/28/05, Residential Mortgage Loans, Series 2005-WH32, between WMMSC and DLJ Mortgage Capital, Inc.

SERVICING AGREEMENT DATED 4/1/2001, WITH RESPECT TO THAT CERTAIN MEMORANDUM OF SALE, dated 11/28/05, Residential Mortgage Loans, Series 2005-WH33, between WMMSC and DLJ Mortgage Capital, Inc.

POOLING AND SERVICING AGREEMENT, dated 11/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-11, among CSFBMSC, WMMSC, US Bank National Association, et al.

POOLING AND SERVICING AGREEMENT, dated 12/01/05, Mortgage Pass-Through Certificate, Series CSFB 2005-12, among CSFBMSC, WMMSC, US Bank National Association, et al.

ADMINISTRATIVE AGENT AGREEMENT, dated 02/01/05, between WMMSC and Washington Mutual Bank with respect to WMALT 2005-1, WMALT 2005-2, WMALT 2005-3, WMALT 2005-4, WMALT 2005-5, WMALT 2005-6, WMALT 2005-7, WMALT 2005-8, WMALT 2005-9,
WMALT 2005-10, WMALT 2005-ARI, WMALT 2005-11, WAMU 2005-AR7, WAMU 2005-AR8, WAMU
2005-AR9, WAMU 2005-AR10, WAMU 2005-AR11, WAMU 2005-AR12, WAMU 2005-AR13, WAMU
2005-AR14, WAMU 2005-AR15, WAMU 2005-AR16, WAMU 2005-AR17, WAMU 2005- AR18, and
WAMU 2005-AR19.

ADMINISTRATIVE AGENT AGREEMENT, dated 01/01/05, between WMMSC and Long Beach Mortgage Company with respect to LBMLT 2005-2, LBMLT 2005-3, LBMLT 2005-WL1, LBMLT 2005-WL2, LBMLT 2005-WL3 and WLS LB_0515.

(page)


WASHINGTON MUTUAL MORTGAGE SECURITIES CORP.

APPENDIX II: MINIMUM SERVICING STANDARDS

I. RECONCILIATIONS

 A. Reconciliations shall be prepared on a monthly basis for all clearing accounts. These reconciliations shall:

    1) Be mathematically accurate

    2) Be prepared within forty-five (45) calendar days after each clearing account's statement cutoff date

    3) Be reviewed and approved by someone other than the person who prepared the reconciliation, and document explanations for reconciling items

 B. Reconciling items shall be resolved within ninety (90) calendar days of their original identification.

II. SUBSERVICER REMITTANCES

 A. Remittances for mortgage payments and payoffs received from subservicers shall be deposited into the applicable clearing account within one business day of receipt.

 B. Remittances from subservicers shall be reconciled to applicable loan records maintained by Washington Mutual Mortgage Securities Corp. ("WMMSC") during the appropriate accounting cycle.

 C. Reconciliations shall be performed monthly for each subservicer remittance. These reconciliations shall:

    1) Be mathematically accurate.

    2) Be prepared within thirty (30) calendar days after the cutoff date.

III. DISBURSEMENTS

 A. Disbursements to trustees, paying agents, and investors shall be made in accordance with the applicable pooling and servicing agreements and/or the prospectus indicating how cash flows are to be allocated.

 B. Disbursements from the clearing accounts for amounts remitted to trustees, paying agents, and investors, per our monthly reports to those entities, shall agree with the bank statements for the clearing accounts.

 C. Only permitted withdrawals shall be made from the clearing accounts.

 D. Disbursements to trustees, paying agents, and investors from clearing accounts, made via wire transfer, shall be made only by authorized personnel.

(page)


IV. INVESTOR ACCOUNTING AND REPORTING

Statements to the trustees, paying agents, and investors shall be provided with each monthly distribution, in accordance with applicable pooling and servicing agreements, detailing the applicable distribution activity and effect on the unpaid principal balance of the mortgage loans.

V. MORTGAGOR LOAN ACCOUNTING

Loan records maintained by WMMSC shall agree with, or reconcile within material amounts to, the mortgage loan records maintained by the subservicer with respect to unpaid principal balance on a monthly basis.

VI. DELINQUENCIES

Reports from subservicers identifying delinquent loans shall be received and reviewed monthly. The number and aggregate principal balances of delinquent mortgage loans contained in these reports shall be included in our monthly statements to the trustees, paying agents, and investors.

VII. INSURANCE POLICIES

A fidelity bond and an errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented in management's assertion.

  EX-99.2 (n)
(logo) WELLS  HOME
       FARGO  MORTGAGE

1 Home Campus
Des Moines, IA 50328


Assertion of Management of Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.



As of and for the year ended December 31, 2005, Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A. (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of and for this same period, the Company had in effect a fidelity bond along with an errors and omissions policy in the amounts of $100 million and $20 million, respectively.



/s/ Michael J. Heid                 February 21, 2006
Michael J. Heid, Division President, Capital Markets, Finance, & Administration Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


/s/ Franklin R. Codel               February 21, 2006
Franklin R. Codel, Executive Vice President, Finance and Corporate Real Estate Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


/s/ Mary Coffin                     February 21, 2006
Mary Coffin, Executive Vice President, Servicing & Post Closing
Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


/s/ Cara K. Heiden
Cara K. Heiden, division President, Nat'l Consumer & Institutional Lending Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


Wells Fargo Home Mortgage
is a division of Wells Fargo Bank, N.A.





  EX-99.3 (a)
(logo) Bank of America


Bank of America
475 CrossPoint Parkway
PO Box 9000
Getzville, NY 14068-9000



CSFB 2005 Deals
BANK OF AMERICA, N.A., OFFICER'S CERTIFICATE
PURSUANT TO SECTION 3.17
OF SERIES CSFB 2005-2, 2005-3, 2005-4, 2005-5 and 2005-9



I, H. Randall Chestnut, Senior Vice-President of Bank of America,
N.A., (the "Servicer"), hereby certify pursuant to section 3.17 of those Mortgage Loan Sale and Servicing Agreements, between Bank of America, N.A. and CSFB that: (i) a review of the activities of such Servicer during the preceding calendar year and of the performance of such Servicer under this Agreement has been made under such officer's supervision, and (ii) to the best of such officer's knowledge, based on such review, such Servicer has fulfilled all its obligations under this Agreement throughout calendar year 2005.

March 10, 2006




BANK OF AMERICA, N.A.
as Servicer,
By:/s/H.Randall Chestnut
Name: H. Randall Chestnut
Title: Senior Vice-President





  EX-99.3 (b)
(logo) Cenlar
CENTRAL LOAN ADMINISTRATION & REPORTING

Exhibit "A"


Wells Fargo Bank, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2005 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.


Certified By:

/s/ Jeanne M. Bader
Officer Jeanne M. Bader

Sr. Vice President
Title

3/27/06
Date

P.O. Box 77400.Ewing, NJ 08628.609-883-3900





  EX-99.3 (c)
(logo) CHASE


ANNUAL STATEMENT OF COMPLIANCE


Pursuant to the servicing agreement, the undersigned Officer, to the best of his/her knowledge, hereby certifies to the following:

I have reviewed the activities and performance of the Servicer and, during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of the Officer's knowledge, the Servicer has fulfilled all its duties, responsibilities or obligations under these Agreements throughout such year.

a)   All property inspections have been completed.

b)   Compliance relative to Adjustable Rate Mortgages has been met.

c)   Compliance with IRS Foreclosure reporting regulations enacted as IRS
     Section 6060J by the Deficit Reduction Act, regarding Acquired and/or Abandonment property have been completed.

d) All loans serviced in states that have statutes requiring payment of interest on escrow/impound accounts have been completed.

e) That such Officer has confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement are in full force and effect.

f)   Enclosed is a copy of our most recent independent audit statement.


CERTIFIED BY: /s/ Kim Greaves
              Kim Greaves
              Senior Vice President

Date: 3/13/06


CERTIFIED BY: /s/ Jim Miller
              Jim Miller
              Senior Vice President

Date: 3/13/06


(page)


Wells Fargo - 2005 deals

Investor#   Agreement Name                                       Agreement Date

047         FC0105                                               1/15/05
047         FC0205                                               2/15/05
047         FC0305                                               3/15/05
047         FC0405                                               4/15/05
047         FC0505                                               5/15/05
047         FC0605                                               5/15/05
047         FC0705                                               7/27/05
047         FC0805                                               8/27/05
047         FC0905                                               9/20/05
047         FC1005                                               10/20/05
047         FC1105                                               11/25/05
047         FC1205                                               12/19/05
G62         BAF05001                                             2/1/05
G63         CSF05001                                             2/1/05
G65         JPA050S1                                             2/1/05
G69         JPA050A1                                             2/1/05
G70         MAL05001                                             2/1/05
G75         5MASD1                                               3/1/05
G76         CSF05002                                             3/2/05
G80         5GSMP1                                               3/7/05
G84         JPA050A2                                             4/1/05
G85         BAF05002                                             4/1/05
G86         MAL05003                                             4/1/05
G87         CSF05003                                             4/1/05
G92         MST05001                                             4/1/05
G96         MAL05004                                             6/1/05
G97         CSF05004                                             5/1/05
G98         JPA050A3                                             6/2/05
L06         CSF05005                                             6/1/05
L07         BAF05003                                             6/1/05
L09         MSS05001                                             6/1/05
L15         JPA050A4                                             7/1/05
L19         BAF0500E                                             7/1/05
L23         CSF05006                                             7/1/05
L27         JPA050A5                                             8/1/05
L33         MAL05005                                             8/5/05
L37         BAY0500C                                             9/12/05
L38         JPA050S2                                             9/1/05
L41         JPA050A6                                             9/1/05
L42         5MARP2                                               9/1/05
L48         CSF05009                                             10/3/05
L49         JPA050A7                                             10/3/05


(page)


L53          THB05003                                            9/1/05
L55          JPA050A8                                            11/1/05
L56          5MABA1                                              11/1/05
L57          BAY0500D                                            11/1/05
L58          CSF05010                                            11/1/05
L59          MST05002                                            11/1/05
L62          5MSST2                                              1111/05
L65          MAL05006                                            12/1/05
L66          JPL050S1                                            12/1/05
L67          BAF05007                                            12/1/05
L68          CSF05011                                            12/1/05
L72          JPA050S3                                            12/1/05
L74          JPL050A2                                            12/1/05
571          PPS05WC1                                            1/26/05
572          PEOPLES CHOICE 2005-1                               3/28/05
578          FLD0501                                             2/25/05
583          MAB05HE1                                            4/28/05
598          FLD0502                                             7/29/05
599          FBR05001                                            7/29/05
602          HAS05NC1                                            9/13/05
608          FBR05002                                            9/29/05
609          MAB05HE2                                            9/29/05
610          HAS05NC2                                            9/29/05
615          MSI05HE5                                            10/27/0
617          FLD0503                                             11/28/0
621          FBR05004                                            12/5/05
622          FBR05005                                            12/5/05
624          HAS05I01                                            12/21/05
             AEGO5004
             ARM0511
             FS2005-1
             FS2005-2
             FS2005-3
             GS2005-RP1
             MAB05AB1
             MRLT2005-1
             MRLT2005-2
             MSM058SL
             NLC05004
             PRM05005


(page)


Wells Fargo - 2004 and prior deals

Investor#   Agreement Name                                       Agreement Date

18          1997 WL-3
46          FC0704
46          FC0804
46          FC0904
46          FC1004
46          FC1104
46          FC1204
111         1999WL6
168         PRM04-CL1                                            1/1/04
361         01996U
32E         JPMMT 2004-S1                                        1/1/04
32J         JPM2004-S1                                           8/1/04
A37         E94001
A39         J21001
C48         MAST 2004-1                                          9/1/04
C84         2002WL7                                              5/1/02
D92         S44003
F04         MALT2002-1                                           7/30/02
F18         002WLF                                               7/1/02
F04/F20     002WLG                                               8/27/02
F31         2003-WLV                                             7/1/03
F32         2002WLJ
F33         Bayview 2003-D                                       7/1/03
F34         002FX2
F35         Bayview 2003-E                                       7/1/03
F38         002WLM
F46         002WLS
F48         2CRA57
F50         2002WL12
F51         MALT2003-2                                           3/1/03
F52         MALT2003-3                                           6/1/03
F53         MAST2003-5                                           6/1/03
F54         MAST2003-6                                           6/1/03
F55         MAST2003-7                                           7/1/03
F56         MAST2003-8                                           8/1/03
F57         MASTR9
F58         MAST03-10                                            10/1/03
F59         MALT2003-7                                           10/1/03
F60         MALT2003-8                                           11/1/03
F61         MALT2003-9                                           1/2/04
F61         MAST2003-9                                           9/1/03
F62         MAST03-12                                            1/2/04


(page)


F63         DBALT4                                               1/21/04
F64         MALT2004-4                                           2/2/04
F65         MALT2004-2                                           3/1/04
F66         MAST2004-3                                           2/1/04
F67         MALT2004-3                                           4/1/04
F68         Bear Stearns Mortgage Securities Inc Series 1998-1   3/1/04
F68         Bear Stearns Mortgage Securities Inc Series 1998-5   3/1/04
F68         PRM04-CL2                                            4/1/04
F68         SAMI 1998-8                                          3/1/04
F69         MALT2004-4                                           5/3/04
F71         MAST2004-5                                           4/1/04
F73         MALT2004-5                                           6/3/04
F74         002FX5
F75         MAST2004-6                                           6/1/04
F77         MALT2004-6                                           7/5/04
F79         MALT2004-7                                           7/1/04
F81         MAST2004-8                                           7/1/04
F83         MAST2004-9                                           8/1/04
F85         MALT2004-8                                           8/1/04
F89         MALT2004-9                                           8/1/04
F94         GSMPS 2003-1                                         10/1/03
F95         MALT04-10                                            9/1/04
G01         JPM2004-A1                                           1/1/04
G05         JPM2004-A2                                           4/1/04
G06         GS2004-1                                             2/1/04
G10         JPM2004-A3                                           6/1/04
G12         GS2004-3                                             5/1/04
G16         JPM2004-A4                                           7/1/04
G19         CSFB04-4                                             8/2/04
G22         CSFB04-5                                             9/1/04
G23         BAY2004-C                                            9/1/04
G29         CSFB04-6                                             10/1/04
G36         JPM2004-A5                                           10/1/04
G38/J07     CSFB04-7                                             11/1/04
G39         MALT04-11                                            11/1/04
G40/J08     MAST04-10                                            10/1/04
G43         JPM2004-A6                                           12/1/04
G44         CSFB04-8                                             12/1/04
G45         JPM2004-S2                                           11/1/04
G47         MAST04-11                                            11/1/04
G48         MALT04-12                                            11/1/04
G53         BAY2004-D                                            3/1/04
G54         4BAFC4                                               10/1/04
G56         BAFC2004-5                                           10/1/04
G56         4BAFC6
G58         MALT04-13                                            12/1/04


(page)


H71         CSFB 2001-AR24
J08         4MAS10
            Deutsche Mortgage Securities, Inc. 2004-4
            GS2003-3                                             10/1/03
            MAST2004-4
            MAST2004-1
            SAM2000-1
            CMLT04-HE1
            CMLT2004-1
            CSFB04-AR5
            FNMA200233
            FS2003-1
            FS2004-1
            FS2004-2
            FS2004-3
            FS2004-4
            FS2004-5
            GEMLMLM
            HARTX83-A
            JEFFTX84
            MALT2002-2
            MALT2003-5
            MARM2003-1
            MAST2002-7
            MAST2003-2
            MAST2003-3
            MAST2003-4
            MS1997-P1
            MSGF1996-1
            MSST2003-1
            NATIONSBK
            NORWEST-TX
            RMSC89-8
            SASCO02-9
            SMSC92-6
            SMT91-05
            SMT92-01
            SMT93-04
329         SOPAC/ 97-2 / WELLS FARGO TRUST SERVICES
389         AMRES98-2                                            6/22/98
466         Aegis Asset Backed Securities Trust 2003-1           3/27/03
479         FIRST FRANKLIN MORTGAGE LOAN TRUST 2003-FF2          6/26/03
480         First Franklin Mortgage Loan Trust 2003-FFC          6/1/03
483         GS2003-HE2                                           9/8/03
488         First Franklin Mortgage Loan Trust 2003-FF4          9/1/03
489         Aegis Asset Backed Securities Trust 2003-2           10/8/03


(page)


497         FIELDSTONE MORTGAGE INVESTMENT CORP 2003-1           10/23/03
501         GS2003-AHL                                           10/29/03
502         Aegis Asset Backed Securities Trust 2003-3           11/18/03
510         Aegis Asset Backed Securities Trust 2004-1           1/23/04
511         Fieldstone Mortgage Investment Trust 2004-1          1/30/04
514         FIRST FRANKLIN MORTGAGE LOAN TRUST 2004-FFA          2/1/04
520         Fieldstone Mortgage Investment Trust 2004-2          4/20/04
524         FIRST FRANKLIN MORTGAGE LOAN TRUST 2004-FF3          5/1/04
528         Aegis Asset Backed Securities Trust 2004-3           6/21/04
532         Fieldstone Mortgage Investment Trust 2004-3          6/21/04
537         SAIL2004-7                                           7/27/04
542         Aegis Asset Backed Securities Trust 2004-4           8/26/04
544         FFMLT 2004-FF7                                       8/1/04
547         MS2004-5AR                                           9/23/04
548         MS2004-6AR                                           9/23/04
549         MS2004-7AR                                           9/23/04
555         MABS04HE1                                            10/1/04
556         MS2004-8AR                                           9/30/04
558         Fieldstone Mortgage Investment Trust 2004-4          9/30/04
562         PEOPLES CHOICE 2004-2                                11/23/04
566         Fieldstone Mortgage Investment Trust 2004-5          11/23/04
            BSALTA2003-4
            BSRT2001-4
            CMLT2003-1                                           9/1/98
            DALT03-4XS                                           11/1/03





  EX-99.3 (d)
(logo) Countrywide

Exhibit "A"

PORTFOLIO SERVICES
450 AMERICAN STREET, MS SV3-A
SIMI VALLEY, CALIFORNIA 93065
(800) 293-0780 TOLL FREE

Wells Fargo Bank, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2005 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, govermnental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:

/s/ Joseph M. Candelario
Officer

First Vice President
Title

March 15, 2006
Date

[PAGE]

                                                     fin_inst_ty
 issr_cde    dl_id             fin_inst_nme            p_desc
ABFC       2005-HE1     Countrywide Home Loans Inc.   Servicer
ABSC       2005-HE3     Countrywide Home Loans Inc.   Servicer
ABSC       2005-HE5     Countrywide Home Loans Inc.   Servicer
ACE        2005-HE4     Countrywide Home Loans Inc.   Servicer
ACE        2005-HE7     Countrywide Home Loans Inc.   Servicer
ARMT       2005-10      Countrywide Home Loans Inc.   Servicer
ARMT       2005-11      Countrywide Home Loans Inc.   Servicer
ARMT       2005-12      Countrywide Home Loans Inc.   Servicer
ARMT       2005-4       Countrywide Home Loans Inc.   Servicer
ARMT       2005-5       Countrywide Home Loans Inc.   Servicer
ARMT       2005-6A      Countrywide Home Loans Inc.   Servicer
ARMT       2005-7       Countrywide Home Loans Inc.   Servicer
ARMT       2005-8       Countrywide Home Loans Inc.   Servicer
BAF        2005-1       Countrywide Home Loans Inc.   Servicer
BAF        2005-A       Countrywide Home Loans Inc.   Servicer
BAF        2005-E       Countrywide Home Loans Inc.   Servicer
BAF        2005-F       Countrywide Home Loans Inc.   Servicer
BAF        2005-H       Countrywide Home Loans Inc.   Servicer
BSL        2005-10      Countrywide Home Loans Inc.   Servicer
BSL        2005-2       Countrywide Home Loans Inc.   Servicer
BSL        2005-4       Countrywide Home Loans Inc.   Servicer
BSL        2005-5       Countrywide Home Loans Inc.   Servicer
BSL        2005-7       Countrywide Home Loans Inc.   Servicer
BSL        2005-9       Countrywide Home Loans Inc.   Servicer
BST        2005-1       Countrywide Home Loans Inc.   Servicer
BST        2005-12      Countrywide Home Loans Inc.   Servicer
BST        2005-3       Countrywide Home Loans Inc.   Servicer
BST        2005-4       Countrywide Home Loans Inc.   Servicer
BST        2005-6       Countrywide Home Loans Inc.   Servicer
BST        2005-7       Countrywide Home Loans Inc.   Servicer
CSF        2005-1       Countrywide Home Loans Inc.   Servicer
CSF        2005-10      Countrywide Home Loans Inc.   Servicer
CSF        2005-11      Countrywide Home Loans Inc.   Servicer
CSF        2005-12      Countrywide Home Loans Inc.   Servicer
CSF        2005-2       Countrywide Home Loans Inc.   Servicer
CSF        2005-3       Countrywide Home Loans Inc.   Servicer
CSF        2005-4       Countrywide Home Loans Inc.   Servicer
CSF        2005-5       Countrywide Home Loans Inc.   Servicer
CSF        2005-6       Countrywide Home Loans Inc.   Servicer
CSF        2005-7       Countrywide Home Loans Inc.   Servicer
CSF        2005-8       Countrywide Home Loans Inc.   Servicer
CSF        2005-9       Countrywide Home Loans Inc.   Servicer
DAL        2005-AR2     Countrywide Home Loans Inc.   Servicer
GSA        2005-12      Countrywide Home Loans Inc.   Servicer
GSA        2005-15      Countrywide Home Loans Inc.   Servicer
GSA        2005-6       Countrywide Home Loans Inc.   Servicer
GSA        2005-7       Countrywide Home Loans Inc.   Servicer

[PAGE]

GSA        2005-9       Countrywide Home Loans Inc.   Servicer
GSP        2005-9F      Countrywide Home Loans Inc.   Servicer
GSP        2005-AR1     Countrywide Home Loans Inc.   Servicer
GSP        2005-AR2     Countrywide Home Loans Inc.   Servicer
GSP        2005-AR3     Countrywide Home Loans Inc.   Servicer
GSP        2005-AR4     Countrywide Home Loans Inc.   Servicer
GSP        2005-AR5     Countrywide Home Loans Inc.   Servicer
GSP        2005-AR7     Countrywide Home Loans Inc.   Servicer
HBV        2005-14      Countrywide Home Loans Inc.   Servicer
HBV        2005-4       Countrywide Home Loans Inc.   Servicer
HBV        2005-7       Countrywide Home Loans Inc.   Servicer
JPMMT      2005-A2      Countrywide Home Loans Inc.   Servicer
JPMMT      2005-A3      Countrywide Home Loans Inc.   Servicer
JPMMT      2005-A6      Countrywide Home Loans Inc.   Servicer
JPMMT      2005-S2      Countrywide Home Loans Inc.   Servicer
JPMMT      2005-S3      Countrywide Home Loans Inc.   Servicer
LMC        2005-1       Countrywide Home Loans Inc.   Servicer
MABS       2005-AB1     Countrywide Home Loans Inc.   Servicer
MAL        2005-1       Countrywide Home Loans Inc.   Servicer
MAL        2005-2       Countrywide Home Loans Inc.   Servicer
MAL        2005-3       Countrywide Home Loans Inc.   Servicer
MAL        2005-5       Countrywide Home Loans Inc.   Servicer
MAL        2005-6       Countrywide Home Loans Inc.   Servicer
MARM       2005-2       Countrywide Home Loans Inc.   Servicer
MARM       2005-6       Countrywide Home Loans Inc.   Servicer
MARM       2005-7       Countrywide Home Loans Inc.   Servicer
MARM       2005-8       Countrywide Home Loans Inc.   Servicer
MLM        2005-A01     Countrywide Home Loans Inc.   Servicer
MLM        2005-A04     Countrywide Home Loans Inc.   Servicer
MLM        2005-A07     Countrywide Home Loans Inc.   Servicer
MLM        2005-A09     Countrywide Home Loans Inc.   Servicer
MLM        2005-Al0     Countrywide Home Loans Inc.   Servicer
MSI        2005-HE3     Countrywide Home Loans Inc.   Servicer
MSI        2005-HE4     Countrywide Home Loans Inc.   Servicer
MSI        2005-HE5     Countrywide Home Loans Inc.   Servicer
MSI        2005-WM2     Countrywide Home Loans Inc.   Servicer
MSI        2005-WM3     Countrywide Home Loans Inc.   Servicer
MSI        2005-WM4     Countrywide Home Loans Inc.   Servicer
MSI        2005-WM5     Countrywide Home Loans Inc.   Servicer
MSI        2005-WM6     Countrywide Home Loans Inc.   Servicer
MSML       2005-5AR     Countrywide Home Loans Inc.   Servicer
MSML       2005-6AR     Countrywide Home Loans Inc.   Servicer
MSSTR      2005-1       Countrywide Home Loans Inc.   Servicer
MSSTR      2005-2       Countrywide Home Loans Inc.   Servicer
NHEL       2005-FM1     Countrywide Home Loans Inc.   Servicer
NHEL       2005-HE1     Countrywide Home Loans Inc.   Servicer
PPS        2005-WC2     Countrywide Home Loans Inc.   Servicer
PPS        2005-WC3     Countrywide Home Loans Inc.   Servicer
PPS        2005-WW1     Countrywide Home Loans Inc.   Servicer

[PAGE]

PRM        2005-4       Countrywide Home Loans Inc.   Servicer
SABR       2005-FR3     Countrywide Home Loans Inc.   Servicer
SABR       2005-FR4     Countrywide Home Loans Inc.   Servicer
SABR       2005-FR5     Countrywide Home Loans Inc.   Servicer
SABR       2005-HEl     Countrywide Home Loans Inc.   Servicer
SAIL       2005-1       Countrywide Home Loans Inc.   Servicer
SAM        2005-AR2     Countrywide Home Loans Inc.   Servicer
SAM        2005-AR4     Countrywide Home Loans Inc.   Servicer
SAM        2005-AR6     Countrywide Home Loans Inc.   Servicer
SAM        2005-AR8     Countrywide Home Loans Inc.   Servicer
SARM       2005-1       Countrywide Home Loans Inc.   Servicer
SARM       2005-12      Countrywide Home Loans Inc.   Servicer
SARM       2005-14      Countrywide Home Loans Inc.   Servicer
SARM       2005-15      Countrywide Home Loans Inc.   Servicer
SARM       2005-17      Countrywide Home Loans Inc.   Servicer
SARM       2005-18      Countrywide Home Loans Inc.   Servicer
SARM       2005-20      Countrywide Home Loans Inc.   Servicer
SARM       2005-21      Countrywide Home Loans Inc.   Servicer
SARM       2005-22      Countrywide Home Loans Inc.   Servicer
SARM       2005-23      Countrywide Home Loans Inc.   Servicer
SARM       2005-4       Countrywide Home Loans Inc.   Servicer
SARM       2005-7       Countrywide Home Loans Inc.   Servicer
THB        2005-3       Countrywide Home Loans Inc.   Servicer
THB        2005-4       Countrywide Home Loans Inc.   Servicer





  EX-99.3 (e)
(logo) 5/3
Fifth Third Bank

Central Operations

Wells Fargo Bank, N.A.
Attention: Master Servicing
9062 Old Annapolis Road
Columbia, MD 21045

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2005 fiscal year:

 (A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers knowledge, the servicer has fulfilled all of it's duties, responsibilities or obligations under these agreements throughout such year, or if there has been a default or failure of the servicer to perform any such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank, N.A.;

 (B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

 (C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

 (D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

 (E) All real estate taxes, governmental assessments and any other expense accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank, N.A.;

 (F) All Custodial Accounts have been reconciled and are properly funded; and

 (G) All annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:

/s/ Noman Holmes
Officer

Assistant Vice President
Title

February 27, 2006
Date


 Integrity * Customer Focus * Teamwork * Execution * Shareholder Value
 * Diversity * Community Involvement * Adaptability





  EX-99.3 (f)
(logo) GMAC Mortgage


February 28, 2006


WELLS FARGO BANK
SERVICER OVERSIGHT GROUP
9062 ANNAPOLIS ROAD
COLUMBIA, MD 21045



Re: Annual Officers Statement of Compliance
Year Ending 2005
Wells Fargo Bank / Master Servicer



GMAC Mortgage Corporation ("GMACM") hereby certifies to the best of our knowledge and belief for the deals noted on the attached Exhibit A, that for the calendar year 2005:


1. A review of the activities of the Seller/Servicer and of performance according to the Seller/Servicer contract has been made under such Officer's supervision.
2. To the best of the undersigned Officer's knowledge, and based on such review, the Seller/Servicer has fulfilled all its obligations under this Agreement for such year.
3. GMACM is currently an approved FNMA and FHLMC Servicer in good standing.
4. If applicable, GMACM has filed the information returns with respect to the receipt of mortgage interest pursuant to Sections 6050H, 6050J and 6050P of the Code, received in a trade or business, reports of foreclosures and abandonment's of any Mortgaged Property and the information returns relating to cancellation of indebtedness income with respect to any Mortgaged Property.
5. All hazard, flood, FHA mortgage insurance and primary mortgage insurance premiums, taxes, ground rents, assessments and other lienable items have been paid in connection with the mortgaged properties.
6. All property inspections have been completed as required.
7. Compliance relative to Adjustable Rate Mortgages has been met.
8. Fidelity Bond and Errors and Omissions Insurance coverage is current, in full force and effect.




Servicer: GMAC Mortgage Corporation

By:/s/Michael Kacergis

Name: Michael Kacergis

Title: Manager
Enterprise Risk Management
Enterprise Servicing Group Risk and Compliance


GMAC Mortgage Corporation
500 Enterprise Road
Horsham, PA 19044



(page)


Exhibit A

ARM05011        HBV05006        MAL05005        MSS05002
BSA05AC3        HBV05007        MAL05006        MST05001
BSA05AC5        HBV05011        MAM05001        MST05002
BSA05AC7        HBV05015        MAM05001        NACO5AP1
BSLO5002        MAB05AB1        MAM05002        NACO5AP2
BSLO5003        MAL05001        MAM05003        NACO5AP3
BSLO5004        MAL05001        MAM05006        NACO5AR3
BSLO5005        MAL05002        MAM05006        NACO5AR4
BST05011        MAL05002        MAM05007        NACO5AR5
CSF05003        MAL05003        MAM05008        NACO5AR6
CSF05004        MAL05003        MAM05008        NACO5SO2
GSAA05009       MAL05004        MSM05008SL      NACO5SO3
GSP05AR3        MAL05004        MSM059AR        NACO5SO4
GSP05AR7        MAL05005        MSS05001        PRM05004
HBV05004                                        SAM05AR1





  EX-99.3 (g)
PO Box 84013
Columbus GA 31908-4013
Tel. 800.784.5566


(logo) GreenPoint Mortgage


February 27, 2006



Wells Fargo Bank, National Association
Trust Administrator
Client Manager CSFB 2005-3
9062 Old Annapolis Road
Columbia, MD 21045

Re: Annual Statement of Compliance for the Servicing Agreement by GreenPoint Mortgage Funding, Inc., as Servicer


Ladies and Gentlemen:


     Pursuant to the Servicing Agreement with respect to the above-referenced offering, the undersigned officer of GreenPoint Mortgage Funding, Inc. (as "Servicer") hereby certifies as to the following (capitalized terms have the meanings used in the Servicing Agreement):

1. A review of the activities of the Servicer and its performance under the Servicing Agreement during the preceding fiscal year since the inception of the trust has been made under the direct supervision of the undersigned officer; and

2. To the best knowledge of the undersigned officer, based on such review, the Servicer has fulfilled all of its material obligations under the Servicing Agreement throughout the applicable period, and there has been no known default in the fulfillment of the Servicer's material obligations throughout such period, except as follows:
     During the year, certain custodial bank account reconciliations were not prepared and reviewed on a timely basis. In addition, there are certain custodial bank accounts that have reconciling items that have not been resolved with 90 calendar days of their original identification. For the month ended December 31, 2005, all custodial bank reconciliations had been completed and reviewed on a timely basis.

Very truly yours,

GREENPOINT MORTGAGE
FUNDING, INC., as Servicer

By:/s/ Michael De Francesco
Name: Michael De Francesco
Title: Senior Vice President
Loan Administration


Aviso Importante Para Las Personas Habla Espanol
Si usted no entiendo el contenido de esta carta por favor obtenga una traduccion immediamente

2300 Brookstone Centre Pkwy Columbus GA 31904 www.greenpointservice.com





  EX-99.3 (h)
(logo) HSBC

Wells Fargo Bank, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2005 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:

/s/ Michael T. Stilb
Officer

SVP
Title

2/28/06
Date


HSBC Mortgage Corporation (USA)
2929 Walden Avenue, Depew, NY 14043


(logo) EQUAL HOUSING LENDER





  EX-99.3 (i)
Exhibit "A"


Wells Fargo Bank, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2005 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.




Certified By:
/s/ T. Jackson Case Jr.



Executive VP
Title

March 2, 2006
Date





  EX-99.3 (j)
(logo)SPS
SELECT
Portfolio
SERVICING, inc.

Wells Fargo Bank, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2005 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F)  All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:

/s/ Matthew L. Hollingsworth
Matthew L. Hollingsworth
Chief Executive Officer

February 21, 2006



3815 South West Temple * Salt Lake City, Utah 84115 * telephone (801) 293-1881 * web www.selectservicing.com





  EX-99.3 (k)
Wachovia Bank. N.A.
NC4755
1100 Corporate Center Drive
Raleigh, NC 27607

(logo)

Wells Fargo Bank, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

WACHOVIA

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2005 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank, NA.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:

/s/ Richard Z. Grimm
Richard Z. Grimm
Officer

Vice President
Title

2/28/06
Date





  EX-99.3 (l)
OFFICER'S CERTIFICATE
ANNUAL STATEMENT OF COMPLIANCE


Reference is hereby made to CSFB Mortgage-Backed Pass-Through Certificates, Series 2005-01, CSFB Mortgage-Backed Pass-Through Certificates, Series 2005-02. CSFB Mortgage-Backed Pass-Through Certificates, Series 2005-03, CSFB Mortgage-Backed Pass-Through Certificates, Series 2005-04, CSFB Mortgage-Backed Pass-Through Certificates, Series 2005-05, CSFB Mortgage-Backed Pass-Through Certificates, Series 2005-07, CSFB Mortgage-Backed Pass-Through Certificates, Series 2005-08, CSFB Mortgage-Backed Pass-Through Certificates, Series 2005-09, CSFB Mortgage-Backed Pass-Through Certificates, Series 2005-10, CSFB Mortgage-Backed Pass-Through Certificates, Series 2005-12 (the "Securitizations"). Washington Mutual Bank, FA (the "Servicer") services mortgage loans in connection with the Securitization (the "Mortgage Loans") pursuant to the terms of that certain Amended and Restated Servicing Agreement, dated as of August 1, 2002 between Washington Mutual Bank, FA (the "Servicer") and Banc of America Mortgage Capital Corporation and Bank of America, National Association (as from time to time amended or replaced by a reconstituted servicing or other successor servicing agreement, the "Servicing Agreement").

I, Henry J. Berens, an authorized officer of the Servicer, certify for the benefit of the Master Servicer and the Trustee with respect to the calendar year immediately preceding the date of this Officer's Certificate (the "Relevant Year"), as follows:

1. A review of the activities of the Servicer during the Relevant Year and of performance under the Servicing Agreement has been made under my supervision;

2. To the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Servicing Agreement in all material respects throughout the Relevant Year;

DATED as of March 15, 2006.





/s/Henry J Berens
Name: Henry. J. Berens





  EX-99.3 (m)
(logo) Washington Mutual
       Mortgage Securities Corp.




March 17, 2006



Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, MD 21045

Attn: Servicer Oversight Group

Dear Master Servicer:

The undersigned Officers certify the following for the 2005 fiscal year:

(i) A review of the activities of the Servicer during the preceding fiscal year and of the Servicer's performance of the Servicer under the terms of the Servicing Agreement with respect to such Loans has been made under the supervision of the officer who signed such Officer's Certificate;
(ii) To the best of such officer's knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement throughout such year, or if there has been a default in the fulfillment of any such obligation, such Officer's Certificate shall specify each such default known to such signer and the nature and status thereof and what action the Servicer proposes to take with respect thereto.


Certified by:

/s/ Barbara A. Campbell
Barbara A. Campbell
First Vice President

/s/ Vanessa Danner
Vanessa Danner
Vice President





75 North Fairway Drive
Vernon Hills, IL 60061
(logo) EQUAL HOUSING
       LENDER





  EX-99.3 (n)
(logo) WELLS  HOME
       FARGO  MORTGAGE


Wells Fargo Home Mortgage
One Home Campus
Des Moines, IA 50328-0001


February 24, 2006


Re: 2005 Annual Certification

We hereby certify to the best of our knowledge and belief that for the calendar year of 2005:

  1. All real estate taxes, bonds assessments and other lienable items have been paid.

  2. All FHA mortgage insurance, private mortgage insurance premiums, and flood insurance have been paid (if applicable).

  3. Hazard insurance policies held by us meet the requirements as specified in the servicing agreement, or those of a normal prudent lender if not specified, and those premiums due have been paid.

  4. We have made all property inspections as required.

  5. Fidelity bond and Errors and Omissions insurance coverage currently exists.

  6. That the Officer signing this certificate has reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide or similar agreements and to the best of this officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations of such agreement throughout the year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported.

Sincerely,

/s/ John B. Brown
John B. Brown
Senior Vice President
Wells Fargo Home Mortgage


Wells Fargo Home Mortgage
is a division of Wells Fargo Bank, N.A.





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   1A1                            3,866,608.32         13,112,706.95                 0.00              76,024,148.06
   2A1                            3,132,922.51         17,111,698.12                 0.00              56,439,328.88
   3A1                              612,608.20          3,983,450.60                 0.00              12,793,549.40
   3A10                             192,473.58            965,174.15                 0.00               3,099,825.85
   3A11                             618,750.00                  0.00                 0.00              15,000,000.00
   3A12                              90,090.00                  0.00                 0.00               2,184,000.00
   3A13                           2,504,832.56         10,940,350.38                 0.00              54,802,663.62
   3A14                             492,153.75                  0.00                 0.00              11,931,000.00
   3A15                             129,321.55            508,789.96                 0.00               1,634,068.04
   3A16                           2,446,840.18          2,229,079.51                 0.00              58,070,920.49
   3A17                              35,838.27           (35,838.27)                 0.00                 888,838.28
   3A18                           5,500,271.62          4,877,608.57                 0.00             130,122,391.42
   3A19                             308,779.02                  0.00                 0.00               7,485,552.00
   3A2                              362,587.50                  0.00                 0.00               8,790,000.00
   3A20                             114,136.07            100,829.78                 0.00               2,710,554.22
   3A21                             258,091.72          1,424,611.30                 0.00               4,575,388.71
   3A22                             132,766.66            950,000.00                 0.00               3,050,000.00
   3A23                             159,320.00            950,000.00                 0.00               3,050,000.00
   3A24                             182,549.57          1,188,000.00                 0.00               3,812,000.00
   3A25                              11,367.27             44,660.82                 0.00                 143,435.18
   3A26                               1,564.91              6,218.47                 0.00                  19,971.53
   3A27                           1,103,143.77          1,395,243.57                 0.00              25,962,756.43
   3A28                             223,374.41          (223,374.41)                 0.00               5,539,990.40
   3A29                              41,249.97                  0.00                 0.00               1,000,000.00
   3A3                              368,898.75                  0.00                 0.00               8,943,000.00
   3A30                             825,000.01                  0.00                 0.00              20,000,000.00
   3A31                              93,538.54            206,844.31                 0.00               2,131,155.70
   3A32                              55,522.53                  0.00                 0.00               1,346,000.00
   3A33                              82,500.03                  0.00                 0.00               2,000,000.00
   3A34                               2,805.03                  0.00                 0.00                  68,000.00
   3A4                              959,349.78          9,186,504.94                 0.00              23,617,066.06
   3A5                              528,600.95          2,505,410.59                 0.00               6,441,018.40
   3A6                               69,323.74           (69,323.74)                 0.00               1,719,323.75
   3A7                              109,826.49            124,498.17                 0.00               3,175,501.84
   3A8                              158,638.27            124,498.17                 0.00               3,175,501.84
   3A9                              642,840.40          5,085,353.24                 0.00              16,332,502.76
   4A1                            1,309,910.86          5,733,969.23                 0.00              33,731,400.78
   5A1                            3,584,408.28         17,160,948.84                 0.00              79,683,051.16
   5A2                              110,872.81            530,822.02                 0.00               2,464,753.99
   6A1                            3,156,628.51         27,886,391.03                 0.00              59,343,276.97
   6A2                               28,591.90                  0.00                 0.00                 663,000.00
   6A3                              431,250.02                  0.00                 0.00              10,000,000.00
   6A4                               11,859.39                  0.00                 0.00                 275,000.00
   6X                               325,917.76                  0.00                 0.00               5,639,138.74
   7A1                              662,615.65                  0.00                 0.00              15,365,000.00
   7A2                               79,513.91                  0.00                 0.00               1,843,800.00
   7A3                            2,348,572.24         18,159,718.53                 0.00              45,413,281.47
   7A4                              169,781.62                  0.00                 0.00               3,936,965.00
   7A5                              169,781.62                  0.00                 0.00               3,936,965.00
   AP                                     0.00             55,493.25                 0.00                 860,782.89
   AR                                    64.79                 50.00                 0.00                       0.00
   AR-L                                   3.67                 50.00                 0.00                       0.00
   AX                               532,363.64                  0.00                 0.00              11,961,390.73
   CB1                              440,349.58            152,581.48                 0.00              10,619,631.52
   CB2                              197,398.02             68,398.59                 0.00               4,760,523.42
   CB3                              106,291.22             36,829.98                 0.00               2,563,358.01
   CB4                               60,737.86             21,045.71                 0.00               1,464,776.29
   CB5                               60,737.86             21,045.71                 0.00               1,464,776.29
   CB6                               45,553.48             15,784.32                 0.00               1,098,584.48
   CX                               201,459.98                  0.00                 0.00               4,408,335.52
   DB1                              508,232.70             85,752.71                 0.00              11,178,657.29
   DB2                              139,763.94             23,582.16                 0.00               3,074,129.83
   DB3                               82,587.78             13,934.91                 0.00               1,816,531.09
   DB4                              101,646.51             17,150.68                 0.00               2,235,730.34
   DB5                               63,529.09             10,719.17                 0.00               1,397,331.83
   DB6                               25,411.76              4,287.70                 0.00                 558,935.55
   ES                               182,646.61                  0.00                 0.00                       0.00
   PP                               403,456.06                  0.00                 0.00                     100.00